Form 10QSB
period 2006-09-30
ZipGlobal Holdings, Inc.
filed 2006-11-14
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2006
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	333-135134
ZIPGLOBAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Delaware	20-3837010
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	420 Washington Street, Unit LL-6, Braintree, Massachusetts	02184
	(Address of Principal Executive Offices)	(Zip Code)
(781) 848-0021
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,635,792 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$744,718	$375,631
Accounts receivable	85,113	87,477
Inventory	34,012	32,229
Prepaid expenses	80,676	25,909
Total Current Assets	944,519	521,246

EQUIPMENT, net of accumulated depreciation of $11,975 and $8,865, respectively	16,135	15,220

Total Assets	$960,654	$536,466

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$91,566	$103,749
Accrued expenses	32,941	39,871
Due to stockholders	89,208	77,130
Deferred revenue	29,548	35,204
Customer deposits	26,870	26,870
Total Current Liabilities	270,133	282,824

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,635,792 and 17,560,292 issued and outstanding at September 30, 2006 and March 31, 2006, respectively	1,864	1,756
Additional paid-in capital	1,518,084	902,525
Accumulated deficit	(824,668)	(648,732)
Accumulated other comprehensive loss	(4,759)	(1,907)
Total Stockholders’ Equity (Deficit)	690,521	253,642

Total Liabilities and Stockholders’ Equity (Deficit)	$960,654	$536,466

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET SALES	$1,053,047	$180,102	$2,232,140	$458,642

COSTS AND EXPENSES
Cost of goods sold	1,006,827	109,752	2,143,678	333,401
General and administrative	143,595	39,740	259,836	128,132
Depreciation	1,607	1,314	3,108	2,665
Total Costs and Expenses	1,152,029	150,806	2,406,622	464,198

NET OPERATING INCOME (LOSS)	(98,982)	29,296	(174,482)	(5,556)

OTHER INCOME (EXPENSE)
Interest income	18	31	496	66
Interest expense		(2)		(2)
Loss on disposal of fixed assets
Total Other Income (Expense)	18	29	496	64

NET INCOME (LOSS) BEFORE TAXES	(98,964)	29,325	(173,986)	(5,492)

PROVISION FOR INCOME TAXES	(1,055)	1,021	1,950	1,637

NET LOSS	(100,019)	28,304	(175,936)	(7,129)

NET INCOME (LOSS) PER COMMON SHARE (Basic and diluted)	$(0.01)	$0.01	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,635,792	16,000,000	18,362,461	16,000,000

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,936)	$(7,129)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,108	2,665
Stock based compensation	3,237
Contribution of services	78,000	36,000
Changes in operating assets and liabilities
Accounts receivable	2,364	11,944
Inventory	(1,783)	(25,043)
Prepaid expenses	(54,767)	(41,381)
Accounts payable	(12,183)	(33,146)
Accrued expenses	(6,930)	19,838
Deferred Revenue	(5,656)	(31,567)
Customer deposits		(6,451)
Net cash used in operating activities	(170,546)	(74,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,023)	(823)
Net cash used in investing activities	(4,023)	(823)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	12,078	87,688
Proceeds from issuance of common stock	534,430
Net cash provided by financing activities	546,508	87,688

EFFECT OF RATE CHANGE ON CASH	(2,852)	(1,443)

NET INCREASE IN CASH	369,087	11,152

CASH, BEGINNING OF PERIOD	375,631	18,133

CASH, END OF PERIOD	$744,718	$29,285

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended September 30,
	2006	2005
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for taxes

Contribution of services by officers and directors	$78,000	$36,000

Stock based compensation	$3,237

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form SB -2 for the year ended March 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net operating losses of $824,668 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - ISSUANCE OF COMMON STOCK

During the six months ended September 30, 2006, the Company, under a private placement agreement, issued 1,075,500 shares of its common stock at $0.50 per share aggregating $534,430.

NOTE D- ISSUANCE OF STOCK OPTIONS

On June 19, 2006, the Company granted (i) three consultants non-qualified stock options (NSOs) exercisable for an aggregate of 205,000 shares of the Company’s Common Stock and (ii) ten employees incentive stock options (ISOs) exercisable for aggregate of 227,500 shares of the Company’s Common Stock. The options granted to such individuals are exercisable at $0.50 per share and vest in one-third increments commencing on the first anniversary date of the date of grant. The NSOs granted to the three consultants expire on December 19, 2009, and the ISOs granted to the ten employees expire on June 19, 2010. These stock options will be accounted for under the fair value method prescribed by SFAS 123(R). The estimated fair value of these options is $82,000, $41,000 relating to the consultant stock options and $41,000 relating to the employee stock options. The fair value of the options was determined using the Black-Scholes option pricing model based on the weighted average assumptions of:

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE D- ISSUANCE OF COMMON STOCK (Continued)

	ISOs	NSOs
Risk-free rate	4.85%	4.85%
Volatility	47%	47%
Expected life	3 years	3.55 years
Dividend yield	0%	0%

The expected life of the NSOs is the perform period of the consulting agreements. The weighted average grant date fair value of these options was $0.18 for the ISOs and $0.20 for the NSOs. The entire $82,000 fair value of these options is non-vested at June 30, 2006. The employee stock options will be recognized over a weighted average period of 3 years. The consultant stock options will be recognized over the performance period of 3.55 years. For the six months ended September 30, 2006, the Company recognized $3,237 in expense relating to the consultant stock options. The employee stock options will be recognized each vesting period.

NOTE E - CONTRIBUTION OF SERVICES

The Company does not pay salaries or fees to its directors and officers. The Company has recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. None of these accrued amounts have been paid to or are owed to any officers and directors of the Company. The Company recognized $78,000 and $36,000 in contributed services during the six months ended September 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Business Overview

ZipGlobal Holdings, Inc. is a Delaware corporation working through its wholly-owned subsidiary Beasley Holdings Limited, a British Virgin Island company located in Hong Kong and acquired by us in a share exchange consummated in November 2005. Through Beasley, we provide Internet telephony services to over 5,000 registered subscribers as of September 30, 2006 by utilizing Voice over Internet Protocol, or VoIP, technology. While we sell our services to all parts of the world, over 40% of our current customers are located outside of the United States and Canada and our growth strategy has been focused on the domestic and international Asian markets. We also sell telecommunication time to other resellers of telecommunication time. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct sales and to better serve our customers in Asia.

We have incurred net operating losses of $824,668 since our inception, and our auditors have expressed doubt about our ability to continue as a going concern. In order to grow our customer base and revenue, we seeking to grow our business by increasing our sales force in Asia. We are pursuing to grow our business in the near term to capitalize on the current expansion of Internet broadband usage and to establish ourselves in VoIP market in Asia. We intend to continue to pursue growth because we believe it will position us as a viable competitor in the long term. This strategy, however, will result in further net losses.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. We recognize revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. Our overall revenues were $1,053,047 for the three month period ended September 30, 2006, compared to $180,102 for the three month period ended September 30, 2005. This increase was primarily driven by our resell business, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. Our costs of sales for the quarter ended September 30, 2006 were $1,006,827, compared to $109,752 for the three months ended September 30, 2005. This increase was due to our purchases of blocks of VoIP telephony time in connection with our resell business which we commenced in February 2005. Cost of sales primarily consists of fees paid to other telecommunication providers for blocks of telecommunications time for our resale and retail businesses.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $143,595 for the quarter ended September 30, 2006 from $39,740 for the quarter ended September 30, 2005. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Revenues. We recognize revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. Our overall revenues were $2,232,140 for the six month period ended September 30, 2006, compared to $458,642 for the six month period ended September 30, 2005. This increase was primarily driven by our resell business, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. Our costs of sales for the six months ended September 30, 2006 were $2,143,678, compared to $333,401 for the six months ended September 30, 2005. This increase was due to our purchases of blocks of VoIP telephony time in connection with our resell business which we commenced in February 2005. Cost of sales primarily consists of fees paid to other telecommunication providers for blocks of telecommunications time for our resale and retail businesses.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $259,836 for the six months ended September 30, 2006 from $128,132 for the six months ended September 30, 2005. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated deficit of $824,668 at September 30, 2006, causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings.

Cash Balance. At September 30, 2006, we had a cash balance of $744,718, compared to $375,631 as of March 31, 2006. This increase was primarily due to our private financing activities consisting of sales of our common stock to accredited investors under Regulation D of the Securities Act. We anticipate continuing to rely on private and public equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Accounts Receivable. At September 30, 2006, we had accounts receivable of $85,113, compared to $87,477 as of March 31, 2006. This decrease was due to a decrease in resale transactions in VoIP telephony minutes with other telecommunication providers.

Accounts Payable. At September 30, 2006, we had accounts payable of $91,566, compared to $103,749 as of March 31, 2006. This decrease was due to a decrease in resale transactions of VoIP telephony minutes to other telecommunication providers.

Accrued Expenses. At September 30, 2006, we had accrued expenses of $32,941, compared to $39,871 as of March 31, 2006. This decrease was due to decreased commission expense resulting from a decreased number of new retail customers.

Deferred Revenues. At September 30, 2006, we had deferred revenues of $29,548, compared to $35,204 as of March 31, 2006. This decrease was due to a decrease in the number of new retail customers and the amortization of deferred activation fees over the average customer relationship period .

Historically, our principal uses of cash have been to fund operating losses, which were driven by start-up costs associated with opening offices in Asia and the costs of developing our technology. We anticipate incurring net losses in the future as we seek to grow our customer base in Asia through the opening of additional sales offices.

To implement our growth strategy, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets.

Critical Accounting Policies & Estimates

The follow describes critical accounting policies and estimates:

Use of Estimates

It is important to note that when preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and related notes. Actual results could differ if those estimates and assumptions approve to be incorrect.

On an ongoing basis, we evaluate our estimates, including those related to estimated customer life, used to determine the appropriate amortization period for deferred revenue and deferred costs associated with customer activation fees, the useful lives of property and equipment as well as in U.S. dollar exchange rates with foreign currencies, among others, as well as our estimates of the value of common stock for the purpose of determining stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Inventory

        Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the first in first out (FIFO) method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be re-issued to new customers or returned to the manufacturer for credit.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities by using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. We have recorded a valuation allowance on the assumption that we will not generate taxable income.

Stock-Based Compensation

We account for stock based compensation using the fair value method. In determining fair value for the 432,500 in options issued on June 19, 2006, the Company is utilizing the Black-Scholes model with the following assumptions:

Risk-free rate	4.85%
Volatility	47%
Expected Life	3 years - 3.55 years
Dividend Yield	0%

The risk free rate is the expected U.S. Treasury rate over the expected life. The volatility reflects the estimated price movement of the Company’s stock. As the Company is not public, the Company utilized the price movements of similar publicly traded companies in estimating volatility. The expected life is the period for which the risk-free rate, volatility and dividend yield are to be applied. The dividend yield is based upon the estimated dividend yield over the expected life.

The above assumptions were made by the Company based upon management’s best estimates. Changes in these assumptions would impact the amount of stock-based compensation recognized by the Company. These assumptions would likely be different for future issuances of stock-based compensation. The following table summarizes the estimated increase (decrease) in the Company’s stock-based compensation based changes in estimates.

Assumption	Change	Change in Stock-Based Compensation
Risk-free rate	100 basis point increase	$2,000
	100 basis point decrease	$(2,000)
Volatility	1000 basis point increase	$12,000
	1000 basis point decrease	$(13,000)
Expected Life	Held until expiration	$8,000
	1 year decrease	$(15,000)

Revenue Recognition

The Company earns revenue through the retail sales of VoIP gateway boxes and telephony minutes and through the resale of block VoIP telephony minutes to other telecommunications providers.

For retail sales, the Company earns revenues from the sale of VoIP gateway boxes and monthly, usage and activation fees in connection with a customer’s use of the Company’s telephony service. Pursuant to the Company’s agreements with its dealer representatives, the Company’s sales representatives are required to purchase an agreed upon number of VoIP gateway boxes for $75 per box as a security deposit. The Company recognizes revenue on the sale of a VoIP gateway boxes when a customer purchases the gateway box from a dealer representatives when subscribing the Company’s service. The Company furnishes additional gateway boxes to a dealer representative on a consignment basis and recognizes revenue only when it is sold to a customer. Monthly fees are automatically billed to customers each month and are recognized when earned. Usage fees are prepaid by customers and recognized as revenue based upon customer usage of the minutes. Activation fees are charged to customers for the purchase of gateway kits from one of our sales representatives and are necessary to utilize VoIP telephony minutes. These activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the estimated average customer relationship period. The average customer relationship period has been determined to be 13 months based upon the Company’s review of its customer retention since inception.

The Company records the resale of block VoIP telephony minutes on a gross basis as the Company has latitude in establishing the resale price, has discretion in its selection of resale suppliers and has credit risk on the transactions. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collectibility is probable.

Substantially all of our telephony services revenue is derived from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenue from per minute fees for international calls and for any calling minutes in excess of a customer's monthly plan limits. Monthly subscription fees are automatically charged to customers' credit or debit cards in advance and are recognized over the following month when services are provided. Revenue generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer's credit card in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenue earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results

Contributed Services

The Company does not pay salaries or fees to its directors and officers. The Company’s policy is to record the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

We are required by Section 131 of the Delaware General Corporation Law to maintain a resident agent in the State of Delaware. Our resident agent for this purpose is Harvard Business Services, Inc. located at 25 Greystone Manor, Lewes, Delaware 19958. All legal process and any demand or notice authorized by law to be served upon us may be served upon our resident agent in the State of Delaware in the manner provided in Section 132 of the Delaware General Corporation Law.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Michael C. Lee, the Principal Executive Officer and Principal Accounting Officer of ZipGlobal Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Michael C. Lee, the Principal Executive Officer and Principal Accounting Officer of ZipGlobal Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)