Form 10QSB
period 2006-12-31
ZipGlobal Holdings, Inc.
filed 2007-02-05
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31 2006

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	333-135134
ZIPGLOBAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Delaware	20-3837010
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	420 Washington Street, Unit LL-6, Braintree, Massachusetts	02184
	(Address of Principal Executive Offices)	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,655,792 shares of common stock, par value $0.0001 per share, issued and outstanding as of February 5, 2007.

Transitional Small Business Disclosure Format (check one):	☐ Yes	☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$721,587	$375,631
Accounts receivable	26,927	87,477
Inventory	34,183	32,229
Prepaid expenses	39,484	25,909
Total Current Assets	822,181	521,246

EQUIPMENT, net of accumulated depreciation of $13,008 and $8,865, respectively	13,379	15,220

Total Assets	$835,560	$536,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$75,246	$103,749
Accrued expenses	41,099	39,871
Due to stockholders	94,214	77,130
Deferred revenue	11,756	35,204
Customer deposits	26,870	26,870
Total Current Liabilities	249,185	282,824

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,655,792 and 17,560,292 issued and outstanding at December 31, 2006 (unaudited) and March 31, 2006, respectively	1,866	1,756
Additional paid-in capital	1,559,970	902,525
Accumulated deficit	(973,100)	(648,732)
Accumulated other comprehensive loss	(2,361)	(1,907)
Total Stockholders’ Equity	586,375	253,642

Total Liabilities and Stockholders’ Equity	$835,560	$536,466

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
NET SALES	$1,382,373	$720,473	$3,614,513	$1,179,115

COSTS AND EXPENSES
Cost of goods sold	1,330,764	695,744	3,474,442	1,029,145
General and administrative	199,587	130,886	459,423	259,018
Depreciation	1,009	1,379	4,117	4,044
Total Costs and Expenses	1,531,360	828,009	3,937,982	1,292,207

NET OPERATING INCOME (LOSS)	(148,987)	(107.536)	(323,469)	(113,092)

OTHER INCOME (EXPENSE)
Interest income	1,663	146	2,159	212
Interest expense	94		94	(2)
Loss on disposal of fixed assets	(1,202)	(482)	(1,202)	(482)
Total Other Income (Expense)	555	(336)	1,051	(272)

NET INCOME (LOSS) BEFORE TAXES	(148,432)	(107,872)	(322,418)	(113,364)

PROVISION FOR INCOME TAXES		1,121	1,950	2,758

NET LOSS	(148,432)	(108,993)	(324,368)	(116,122)

NET INCOME (LOSS) PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,655,792	17,560,292	18,471,202	17,369,750

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(324,368)	$(116,122)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	4,117	2,665
Stock based compensation	6,125
Contribution of services	117,000	54,000
Changes in operating assets and liabilities
Accounts receivable	60,550	(34,130)
Inventory	(1,954)	(18,979)
Prepaid expenses	(13,575)	2,651
Accounts payable	(28,503)	(42,344)
Accrued expenses	1,228	6,080
Deferred Revenue	(23,448)	(20,064)
Customer deposits		(6,451)
Net cash used in operating activities	(202,828)	(172,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,276)	(199)
Net cash used in investing activities	(2,276)	(199)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	17,084	75,119
Proceeds from issuance of common stock	534,430	500,535
Net cash provided by financing activities	551,514	575,654

EFFECT OF RATE CHANGE ON CASH	(454)	(1,899)

NET INCREASE IN CASH	345,956	400,862

CASH, BEGINNING OF PERIOD	375,631	18,133

CASH, END OF PERIOD	$721,587	$418,995

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended December 31,
	2006	2005
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for taxes

Contribution of services by officers and directors	$117,000	$54,000

Stock based compensation	$6,125

See accompanying notes to consolidated financial statements

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form SB -2 for the year ended March 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net operating losses of $973,100 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - ISSUANCE OF COMMON STOCK

During the nine months ended December 31, 2006, the Company, under a private placement agreement, issued 1,095,500 shares of its common stock at $0.50 per share aggregating $534,430.

NOTE D- ISSUANCE OF STOCK OPTIONS

On December 15, 2006, the Company granted (i) one consultant NSOs exercisable for 20,000 shares of the Company’s Common Stock and (ii) five employees ISOs exercisable for an aggregate of 80,000 shares of the Company’s Common Stock. The options granted to such individuals are exercisable at $0.50 per share and vest in one-third increments commencing on the first anniversary date of the date of grant. The NSOs granted to the one consultant expire on December 19, 2009, and the ISOs granted to the five employees expire on December 15, 2010. These stock options will be accounted for under the fair value method prescribed by SFAS 123(R). The estimated fair value of these options is $17,940, $3,588 relating to the consultant stock options and $14,352 relating to the employee stock options. The fair value of the options was determined using the Black-Scholes option pricing model based on the weighted average assumptions of:

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE D- ISSUANCE OF STOCK OPTIONS (CONTINUED)

	ISOs	NSOs
Risk-free rate	4.90%	4.90%
Volatility	46%	46%
Expected life	3 years	3 years
Dividend yield	0%	0%

The expected life of the NSOs is the perform period of the consulting agreements. The weighted average grant date fair value of these options was $0.1794 for both the ISOs and the NSOs. The entire $17,940 fair value of these options is non-vested at December 31, 2006. The employee stock options will be recognized over a weighted average period of 3 years. The consultant stock options will be recognized over the performance period of 3 years. For the fifteen day period ended December 31, 2006 in which the options were outstanding, the expense related to these options is insignificant.

The following table summarizes stock option activity for the three months ended December 31, 2006:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, July 1, 2006	205,000	$0.50			227,500	$0.50

Granted	20,000	0.50			80,000	0.50
Exercised	-				-

Outstanding, December 31, 2006	225,000		3.00	-	307,500		3.65	-

Exercisable at December 31, 2006	-		-	-	-		-	-

(1) The intrinsic value is the difference betweent the market price of the stock and the exercise price of the option. As the exercise price and market price are the same on all options, the options have no intrinsic value.

NOTE E - CONTRIBUTION OF SERVICES

The Company does not pay salaries or fees to its directors and officers. The Company has recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. None of these accrued amounts have been paid to or are owed to any officers and directors of the Company. The Company recognized $117,000 in contributed services during the nine months ended December 31, 2006.

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

Business Overview

ZipGlobal Holdings, Inc. is a Delaware corporation working through its wholly-owned subsidiary Beasley Holdings Limited, a British Virgin Island company located in Hong Kong and acquired by us in a share exchange consummated in November 2005. Through Beasley, we provide Internet telephony services to over 3,400 registered subscribers as of December 31, 2006 by utilizing Voice over Internet Protocol, or VoIP, technology. While we sell our services to all parts of the world, over 80% of our current customers are located outside of the United States and Canada and our growth strategy has been focused on the domestic and international Asian markets. We also sell telecommunication time to other resellers of telecommunication time. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct sales and to better serve our customers in Asia.

We have incurred net operating losses of $973,100 since our inception, and our auditors have expressed doubt about our ability to continue as a going concern. In order to grow our customer base and revenue, we seeking to grow our business by increasing our sales force in Asia. We are pursuing to grow our business in the near term to capitalize on the current expansion of Internet broadband usage and to establish ourselves in VoIP market in Asia. We intend to continue to pursue growth because we believe it will position us as a viable competitor in the long term. This strategy, however, will result in further net losses.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues. We recognize revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. Our overall revenues were $1,382,373 for the three month period ended December 31, 2006, compared to $720,473 for the three month period ended December 31, 2005. This increase was primarily driven by our resell business, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. Our costs of sales for the quarter ended December 31, 2006 were $1,330,764, compared to $695,744 for the three months ended December 31, 2005. This increase was due to our purchases of blocks of VoIP telephony time in connection with our resell business which we commenced in February 2005. Cost of sales primarily consists of fees paid to other telecommunication providers for blocks of telecommunications time for our resale and retail businesses.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $199,587 for the quarter ended December 31, 2006 from $130,886 for the quarter ended December 31, 2005. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Nine months Ended December 31, 2006 Compared to Nine months Ended December 31, 2005

Revenues. We recognize revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. Our overall revenues were $3,614,513 for the nine month period ended December 31, 2006, compared to $1,179,115 for the nine month period ended December 31, 2005. This increase was primarily driven by our resell business, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. Our costs of sales for the nine months ended December 31, 2006 were $3,474,442, compared to $1,029,145 for the nine months ended December 31, 2005. This increase was due to our purchases of blocks of VoIP telephony time in connection with our resell business which we commenced in February 2005. Cost of sales primarily consists of fees paid to other telecommunication providers for blocks of telecommunications time for our resale and retail businesses.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $459,423 for the nine months ended December 31, 2006 from $259,018 for the nine months ended December 31, 2005. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated deficit of $973,100 at December 31, 2006, causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings.

Cash Balance. At December 31, 2006, we had a cash balance of $721,587, compared to $375,631 as of March 31, 2006. This increase was primarily due to our private financing activities consisting of sales of our common stock to accredited investors under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). We anticipate continuing to rely on private and public equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Accounts Receivable. At December 31, 2006, we had accounts receivable of $26,927, compared to $87,477 as of March 31, 2006. This decrease was due to our increased rate of collecting outstanding subscriber accounts.

Accounts Payable. At December 31, 2006, we had accounts payable of $75,246, compared to $103,749 as of March 31, 2006. This decrease was due to our increased collection of outstanding subscriber accounts which resulted in our increased ability to pay down accounts payable.

Accrued Expenses. At December 31, 2006, we had accrued expenses of $41,099, compared to $39,871 as of March 31, 2006. This increase was due to increased commission expenses resulting from an increased volume of sales.

Deferred Revenues. At December 31, 2006, we had deferred revenues of $11,756, compared to $35,204 as of March 31, 2006. This decrease was due to a decrease in the amortization of deferred activation fees over the average customer relationship period.

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

Stock-Based Compensation

We account for stock based compensation using the fair value method. In determining fair value for the 100,000 options issued on December 15, 2006, the Company is utilizing the Black-Scholes model with the following assumptions:

Risk-free rate	4.90%
Volatility	46%
Expected Life	3 years
Dividend Yield	0%

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

Assumption	Change	Change in Stock-Based Compensation
Risk-free rate	100 basis point increase	$540
	100 basis point decrease	$(530)
Volatility	1000 basis point increase	$2,860
	1000 basis point decrease	$(2,930)
Expected Life	Held until expiration	$2,850
	1 year decrease	$(3,420)

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On December 15, 2006, the Company granted under the Company’s 2006 Stock Option Plan: (i) one consultant Non-Qualified Stock Options (NSOs) exercisable for 20,000 shares of the Company’s Common Stock and (ii) five employees Incentive Stock Options (ISOs) exercisable for an aggregate of 80,000 shares of the Company’s Common Stock. The options granted to such individuals are exercisable at $0.50 per share and vest in one-third increments commencing on the first anniversary date of the date of grant. The NSOs granted to the one consultant expire on December 19, 2009, and the ISOs granted to the five employees expire on December 15, 2010. The options were granted under the exemptions from the registration requirements of the Securities Act in reliance on Section 4(2) promulgated thereunder on account of the since the grants did not involve a public offering.

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

Date: February 5, 2007		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

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