Form 10KSB
period 2007-03-31
ZipGlobal Holdings, Inc.
filed 2007-06-27
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:

The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for most recent fiscal year: $4,765,831

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Approximately $10,004,472 based on an aggregate amount of 8,337,060 shares of common stock at a sales price of $1.20 on June 26, 2007.

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 26, 2007, there were 18,715,792 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

This Annual Report on Form 10-KSB (the "Report") may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission" or the “SEC”), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the state of Delaware on November 17, 2005. On November 30, 2005, we acquired Beasley Holdings Limited, a British Virgin Island company, through an arms-length transaction pursuant to which we issued an aggregate of 16,000,000 shares of our common stock in a share exchange to the stockholders of Beasley. We have been operating 100% of our business operations through Beasley since our acquisition of Beasley in November 2005.

We are a retail provider of Internet telephony services with over 5,000 registered subscribers as of March 31, 2007. By utilizing next-generation technology called Voice over Internet Protocol, or VoIP technology, as the primary conduit for transmitting multi-way multimedia data, we are able to bypass the high international services rates set by traditional service providers to provide our subscribers with high quality, low-cost communication services comparable to traditional circuit-switch telephone services. While we sell our services to all parts of the world, over 40% of our current customers are located outside of the United States and Canada, and our growth strategy has been focused on the domestic and international Asian markets. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct retail sales and to better serve our customers in Asia.

Since February 2005, we also purchase blocks of VoIP telephony minutes from telecommunication providers and resell them to other telecommunication providers. We conduct this portion of our business pursuant to contracts we have with suppliers and purchasers of domestic and long-distance telecommunication minutes pursuant to which we purchase blocks of VoIP minutes and resell them on agreed upon prices without volume commitments. In 2006, our resell business generated approximately $4.2 million of revenue, representing approximately 92% of our total revenue. Our retail business has generated $0.4 million of revenue in 2005 but with significantly higher profit margins than our resell business.

Our retail business focuses on two major categories of customers: business and residential. We currently offer three digital telephone service plan groups, each with an initial activation and monthly fee and with certain features not offered by standard telephone services, including global call forwarding and the ability for subscribers to select local area codes from over 30 countries, including the U.S. and Canada.

Our subscribers utilize our communication services by simply plugging a standard telephone into a VoIP gateway purchased by them from one of our sales representatives. The gateway has the look and feel of a common cable converter box and connects directly to a subscriber’s broadband Internet connection. The gateway box works by converting voice signals into digital data packets for transmission over the Internet. By providing our services through a subscriber’s existing broadband Internet connection, we are able to monitor, maintain and expand our network quickly and efficiently while minimizing capital and operating cost savings.

We have not achieved profitability since our inception and our independent auditors have expressed doubt as our ability to continue as a going concern. We intend, however, to increase our sales by offering value-added voice and multimedia communication services, although no assurances can be given that we will develop such services or even if developed, that they will be profitable.

Resell Business

Our resell business consists of our purchase and resale of blocks of domestic and long distance VoIP telecommunication minutes. We conduct our resell business through various contracts we have with providers and purchasers of telecommunication time. Under our purchase contracts, we have agreed to pay certain negotiated prices for blocks of domestic and long distance VoIP telephony minutes on as needed basis. We then resell these blocks of VoIP telephony minutes pursuant to contracts with other telecommunication providers at agreed upon prices and on as used basis, realizing profits on the price differential between our purchase price and resell price.

Although our resell business generated approximately $4.2 million of revenue in 2006, which represented approximately 92% or our total revenue, our profit margins are not significant. For that reason, we are focused on growing our retail business.

Retail Business

Technology

Our scaleable technology platform is designed to provide customers with the familiar functions and ease of use associated with traditional telephone service while allowing us to maintain and upgrade our network without significant capital expenditure and to provide our services at a low cost. We have also developed a number of software systems, such as our web-based billing system, that provide our customers with valuable features while simultaneously enabling us to manage our business more efficiently.

In order to use our VoIP telephone services, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more). Our current system is currently handling an average of 250 simultaneous calls. It can, however, handle up to 4,000 simultaneous calls, and we would be able to increase our current system’s capacity to handle up to 250,000 simultaneous calls for an estimated cost of $450,000. We believe that our current technology platform is sufficient and will satisfactorily serve our needs for the foreseeable future, although no assurances can be given. As our business grows and we gain more subscribers, the majority of increased operational costs will be our purchase of additional Internet bandwidth which is readily available at an average cost of $100 to $200 per megabit (1 megabit = 1,024 kilobits). However, our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network, are maintained by third party Internet service providers (ISPs), and therefore, our internet capacity and quality of service is dependent to a large degree on such third party ISPs technology over which we have no control.

Sales Process

We utilize sales agents on a commission basis. When our sales agents introduce a new client transaction, we undertake no financial risk. Pursuant to our dealer agreements, our sales agents provide us with a security deposit of $75 per kit for an initial kit of 50 to 100 kits.

One of our most significant initial costs is our acquisition cost of the gateway boxes. We purchase the gateway boxes from various manufacturers in different countries on as needed basis. We do not have any contracts or arrangements with any manufacturer and are not committed to buying any gateway boxes at any time. Our current cost for each kit is approximately $25.00. When shipping and handling costs are added, our total costs are approximately $35.00. Our goal is to show that the initial transaction not only has no financial risk, but it also has a strong upside that becomes apparent even before the new customer makes the first call.

With regards to the new customer sign up, a customer is charged (a) a $29.95 activation charge, (b) a $20 credit payment (that can be used at any time) for calls made to other parts of the world that are outside of the traditional areas of the United States, Canada and much of Asia and (c) the first month sales charge, depending on the plan selected.

By initiating this pricing and billing process, we have almost completely eliminated “Account Receivables” by collecting the first month’s fee upon signing, and having each successive month automatically billed to a subscriber’s credit or debit card on a specific date. Another option is to go to our web site and purchase additional time, so that payments can be debited.

Products and Services

We have identified two major categories of customers: (1) business and (2) residential users. Business and residential users compile 18% and 82%, respectively, of our retail business.

Business Users

Businesses included in this group range from Southeast Asian companies with branch offices in North America or Europe, to North American firms with joint ventures in Asia or Latin America, to import and export businesses in South Asia. Individual consultants with international business relations are also included in this group. This particular category of customers demands high quality and reliable services. They are also more willing to pay for value-added service features that help to generate sales and improve cost efficiency. For this group, new carrier features, such as caller ID, call waiting and call forwarding are included. A subgroup of business users includes telemarketers, calling centers, phone booths and hotels. Such businesses tend to have high usage demands and therefore make up a lucrative market segment.

Residential Users

Residential users with relatives and friends abroad are always seeking cost effective options for staying connected. For example, immigrants from Asia to North America need to keep in touch with family and friends in Asia. These customers tend to be tech-savvy as well as price sensitive. We also seek to appeal to individuals who are tired of dealing with the high cost of landline calling and the hassles associated with using calling cards. Our sales network is tapping into this market and is working to expand our market reach.

Basic Services

We offer three groups of international telephony service plans: Business, Family and Value. Customers enjoy international calling at the lowest per-minute rates and the best flat rate monthly plans in the market. For a rate plan summary, see “Service Pricing.”

Our current service features include:

•	Fax - Users can send and receive faxes through our service. This feature helps to further increase cost savings for business users.

•
Local Numbers - Users can receive phone calls from non-ZipGlobal callers on local numbers with the area of code of their choice for over 30 countries, including the U.S. and Canada. The user can bring the gateway and the local number with them while they travel overseas. They can receive calls on the gateway as if they never left home.

•	Extended Wireless Calling - Users can make international calls on their mobile phones.

Recognizing that our customers in East Asia require more flexibility in payment methods, we launched the retail package, ZipGlobal To-Go, in April 2004. Once the customers purchase the service kit, which includes a gateway device and 500 free calling minutes, they never need to worry about activation, cancellation or monthly fees. To use the service, they can purchase the To-Go Recharge Cards from dealers and retailers or make credit card payments online. Many of our customers have found the To-Go package to be an appropriate gift for numerous occasions.

The table below summarizes plans offered since July 2005:

	Value	Family	Business
Basic Fee	$2.95/month	$19.95/month	$34.95/month

Free Regions	NA	US & Canada	US & Canada

Min Cap	NA	1,000	4,000

Include More Free Zones: Mainland China, Hong Kong, Asia	NA	$34.95/month (2,000 minutes)	$54.95/month

Include Even More Free Zones: Japan, Korea, Singapore, Malaysia, Australia, New Zealand	NA	NA	$69.95/moth

US Local Number (DID) Optional	$4.95/month $0.01/minute Free in-network calls	$4.95/month Free incoming calls	1 Free number

Canada Local Number (DID) Optional	$4.95/month $0.02/minute Free in-network calls	$4.95/month $0.015/minute	$4.95/month Free incoming calls

International Rates (per minute):
US & Canada	$0.02/minute	$0.01/minute	$0.01/minute
Mainland China	$0.02/minute	$0.01/minute	$0.01/minute
Taiwan	$0.02/minute	$0.015/minute	$0.01/minute
Singapore	$0.025/minute	$0.015/minute	$0.01/minute
Japan	$0.025/minute	$0.015/minute	$0.01/minute

An activation fee of $29.95 is charged at the time of signup, though pricing is subject to change at any time without prior notice. However, customers may try our service risk free under our 30-day trial period policy. Our ZipGlobal To-Go service kit includes a Sipura SPA-1000 gateway device and $10 of free calling minutes (equivalent of 500 minutes if calling the United States, Canada, mainland China, Hong Kong, or Taiwan. If a customer would like to enjoy the benefits of our other service plans, they can upgrade their service at any time. Otherwise, they can continue using the To-Go service by purchasing the ZipGlobal To-Go Recharge cards.

Subscribers’ Locations

We currently have over 5,000 registered subscribers. The table below lists where they are generally located:

Locations	Percentage of Subscribers
United States	47%
Canada	12%
Taiwan	12%
China	6%
India	3%
Hong Kong	2%
Jordan	2%
Argentina	1%
Nigeria	1%
Caribbean, Europe, Middle East, South East Asia	4.8%
Other Countries	9.2%
Total	100%

Business Strategy

Signing on customers is our core business strategy. We believe that a strong brand identity and reputation for quality communication services are instrumental to building a customer base. In the first half of 2005, we completed Phase I of our business strategy in which we specifically directed our marketing efforts to the Chinese and Chinese American communities in North America. In second half of 2005, we commenced Phase II of our business strategy in which we are seeking to leverage the scalability of our technology to implement sales throughout the Asian markets, particularly Hong Kong, Taiwan, mainland China and the Philippines. We have customer service personnel in China and intend to hire a marketing staff in the near future to facilitate our expansion in China and the Far East. We are also contemplating ways to introduce our services to other high growth international markets, such as Latin America and Africa, although no assurances can be given that we will ever be able to implement any such strategies due to our current financial condition.

Although we have not achieved profitability since our inception, we believe that we will be able to build brand recognition by exploring strategic and synergistic co-branding partnerships with innovative businesses at minimal costs to us. We also plan to launch a print, TV and online advertisement campaign in Asia to promote our services if and when we are financially able to do so, although no assurances can be given that we will ever be financially able to do so.

Our Strengths

We believe that our business model has the following strengths:

•
High-quality of service. VoIP technology sends voice and other multimedia data packets over the Internet between multiple users. Since its development, the technology has been heralded as the future of telecommunications. However, poor voice quality of service has been the biggest obstacle to general market acceptance. Our digital telephony service, however, is built on Session Initiation Protocol, or SIP, which transfers voice data packets faster and more reliably over the Internet than the first-generation VoIP protocol, H.323. Our strategy is to capitalize on this advantage. We believe that the quality of our telephony service is virtually indistinguishable from that of traditional circuit-switched public switched telephone network, or PSTN. In order to enable users to terminate phone calls within our network as well as to PSTN phones, our switch, built with our proprietary software technology, dispatches calls seamlessly between callers.

•
Ability to bypass traditional network. Calls routed through our network bypass a large portion of the PSTN network, thereby lowering the cost of calls terminated on regular landline and wireless phones which we believe provide us with a significant cost advantage, compared to traditional telecom service providers. These lower costs enable us to pass on the savings to our customers.

•
Scalability of service to expand beyond traditional means of communication. Our technology is highly scalable. Currently, our customers enjoy quality digital and wireless phone and fax services to anywhere in the world. Our customers can also receive calls on their local numbers for over 30 countries, including the U.S. and Canada. We intend to increase our service offerings to give our customers a wide range of options to personalize their communication packages, customized to fit their needs. Such services will include conference calling and international call forwarding, among others.

We believe that these competitive advantages should uniquely position us to attract customer interest and retain customer loyalty.

Our current switching equipment is capable of handling 4,000 simultaneous calls whereas our peak usage is 150 simultaneous calls. We believe we can increase our business with minimal increased equipment costs.

Market

We compete in the rapidly evolving international long distance and local telecommunications services market. Most if not all of our competitors are larger than us and have greater resources. Our service uses the Internet as the primary conduit for transmitting multi-way multimedia data, which allows us to bypass the high international service rates set by traditional service providers. While we sell our service to all parts of the world, our initial strategy is to capture a majority of the market share in North America and East Asia.

While our services can be used through dial-up Internet, broadband Internet connection improves the ease of use and scalability of our services. We are planning, therefore, that the increased adoption rate of broadband Internet technology will allow us to capture a significant international market share in digital telephony.

While we are concentrating on expanding our market shares in North America and East Asia, we are already distributing our products to other parts of the world, such as South Asia (especially India), Europe, Latin America and Africa. More than 40% of our existing customers live in these regions.

Competition

We face strict competition from traditional telecommunications, cable and VoIP service providers, including Vonage and Packet8. Most of our competitors are larger than us and have great resources. We seek to differentiate ourselves from our competitors by offering unique value-added service features and low international calling rates. At the same time, we aim to capitalize on our know-how and experience in marketing to the Asian community and in building a powerful direct sales network in Taiwan, Hong Kong and mainland China where the market is still in its infancy and where our competitive advantages are especially pronounced.

In the U.S., the VoIP service model in general is able to offer a lower calling rate than that of traditional telephone services. The cost savings are even higher in Asia. AT&T, SBC and Verizon, as well as cable Internet providers such as Comcast have recently entered the market with their own offerings. Traditional telecom service providers of some Asian countries will also start to compete in the Asian markets.

Competitive Advantages

We recognize that price competition has traditionally driven calling rates and profits down. In addition to offering low calling rates, we seek to differentiate our services and generate significant profit margins by focusing on enhancing and protecting our competitive advantages.

Local numbers - We offer local numbers in over 30 countries, including the U.S. and Canada. These local numbers should customers living in the U.S., for example, to receive calls from their relatives in one of the other countries on their local numbers, and will only be charged domestic long distance rates. From building partnerships to designing creative service packages, we believe we are uniquely positioned.

Direct sales network - We conduct a large portion of our direct sales and marketing through our dealer network. We are continuously looking to expand our dealer network, which we consider to be an important asset.

Sales and Marketing

Our marketing plan is to utilize online and offline marketing channels, recognizing that customers utilizing the two channels exhibit different characteristics and bear diverse incentives. Our Phase I rollout has been specifically targeted to the Chinese and Chinese American communities in North America. Phase II rollout is leveraging the scalability of our technology and implement sales and marketing strategies throughout Asia. We believe that our marketing plan is thorough in identifying and leveraging all available avenues.

Offline Marketing

Since our services bear many similarities to the mobile telephone business and because a large network of mobile service retailers already exists across North America and Asia, we have been directly marketing our services directly through these mobile phone service reseller locations and independent representatives who participate in the ZipGlobal Dealer Program. We view our dealer network as a valuable asset. We believe that dealers help us expand our market reach and contribute to sales growth. They use local languages and distribute our service with an understanding of local customs. Thus, they provide the necessary local representation for us in geographical areas in which we do not yet have a presence. Our ZipGlobal Dealer Program is designed to allow dealers to serve as the collection agents in cash transactions, which is important in countries where credit card usage is uncommon. Instead of opening a branch office at each international location, we decrease our overhead cost and protect our bottom line by marketing through our dealers.

We pay monthly residual commissions to our dealers for as long as a customer stays with us. To support the dealers in local and regional marketing and sales, we assign each dealer a dealer account manager who provides training workshops to enable our representatives to conduct grassroots sales campaigns.

Online Marketing

Our services require customers to have Internet access. Therefore, existing Internet users represent an important pool of potential customers. Our website, www.zipglobal.com, is a key tool for promoting direct marketing. When new services are offered in addition to our basic services, customers will be able to subscribe to them through our website. The website will therefore serve as a sales and marketing as well as community-building conduit that is anticipated to help to increase customer retention and ensure high-quality of customer service.

The Chinese and English websites have been launched to serve the Chinese speaking community around the world. The website can also be published in other languages. Our system has been designed to scale up to handle multilingual sites.

Branding

Brand recognition is important to our long-term success. We approach this by:

•
Capitalizing on word-of-mouth advertising - Word-of-mouth referrals have proven to be key in generating customer signups. We intend to build our brand image based on a reputation of innovation and reliability through providing customized quality telecommunication services, creative next-generation communication solutions, and responsive customer service.

•
Uniform marketing image and message - We require all dealers to use our logo and marketing information in the promotion of our services. By presenting a uniform message, we eliminate potential confusions that may arise from inconsistent information on the web. By making our logo and information visible through sales, marketing and partnership channels, customers will associate our marketing message with our logo image.

Government Regulation

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Local exchange carriers are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate the competitive pricing advantage we currently enjoy.

In addition, regulatory treatment of Internet telephony outside the United States varies from country to country. There can be no assurance that there will not be future interruptions in foreign countries or that we will be able to return to the level of service we had in each of these countries prior to any interruptions. New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

•	sales and other taxes;

•	access charges;

•	user privacy;

•	pricing controls;

•	characteristics and quality of products and services;

•	consumer protection;

•	contributions to the universal service fund, an FCC-administered fund for the support of local telephone service in rural and high cost areas;

•	cross-border commerce;

•	copyright, trademark and patent infringement; and

•	other claims based on the nature and content of Internet materials.

Employees

We have a team of motivated and experienced professionals from marketing, business development, to research and development. We currently staff a customer service team in China to keep our costs low. We train the staff in house to provide high-quality customer service. The team will be expanded as our customer-base grows. Additional branch offices will be established abroad, as our revenues are derived from other countries. We currently have a total of ten full time employees, six in China and four in Hong Kong. Of our ten employees, four are employed in marketing, four are employed in research and development and remaining two are employed in accounting, administration and customer service.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Executive Offices

Our principal executive offices are located at 420 Washington Street, Unit LL-6, Braintree, Massachusetts 02184, (781) 848-0021. Out website is http://www.zipglobal.com. Information contained on our website or that can be accessed through our website is not part of this annual report, and investors should not rely on any such information in making any decision whether or purchase our common stock.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred cumulative losses since inception and face numerous risks and uncertainties associated with an early stage company in the new and rapidly evolving market for Internet-related services which could result in you losing your investment in our securities.

We incurred cumulative losses of $1,097,813 as of March 31, 2007, and our auditors have expressed doubt about our ability to continue as a going concern. As an early stage company in the rapidly evolving telephony industry, we also face numerous risks and uncertainties. Such risks and uncertainties include, but are not limited to, increased pressure to increase consumer awareness of our brand and increase and/or maintain brand loyalty, maintain our current, and develop new, strategic relationships and joint venture relationships, foresee and respond effectively to competitive pressures and continue to develop and upgrade our network and technology. If we are unsuccessful in addressing any of these risks or other unforeseen or unforeseeable risks, sales of our services, as well as our ability to maintain or increase our customer base, will be substantially diminished and would adversely affect our business operations.

We operate in the highly competitive telecommunications industry and many of our competitors are larger and have greater resources than us which could prevent us from implementing our business plan or from becoming profitable.

The market for telecommunications services is extremely competitive. Many companies offer products and services like ours, and some of these companies have a superior presence in the markets we serve. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we could lose customers and our revenue would be substantially reduced, and our business, financial condition and results of operations would be materially adversely affected.

We, along with cable operators seeking to provide our telephony services directly to customers, will face competition for subscribers for telephone service from incumbent local exchange carriers, such as Verizon, Qwest, SBC and competitive local exchange carriers for subscribers for telephone services. We expect that competition for telephone services will be primarily on the basis of price, quality, customer service and the ability to offer a bundled voice, video and data service offering. Some local exchange carriers, alone or together with partners such as satellite television providers, are or may become capable of providing bundled service offerings of voice, data and video similar to which cable operators who have upgraded their systems to two-way digital cable can provide. These providers may be able to provide this bundled service offering at lower prices or with greater reliability than cable operators, which in turn may materially adversely affect demand for our product.

Consumers could stop using our services if traditional long distance and international calling rates continue to decline and as other providers continue to expand their service offerings competitive to ours.

Our success is based upon our ability to provide discounted domestic and international long distance services by taking advantage of cost savings achieved by carrying voice traffic over the Internet, as compared to carrying calls over long distance networks. In recent years, however, the price of long distance calls has fallen. In response, we have lowered the price of our service offerings. The price of long distance calls may decline to a point where we no longer have a price advantage over traditional long distance services. Alternatively, other providers of long distance services may begin to offer unlimited or nearly unlimited use of some of their services for an attractive monthly rate. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do and which would materially adversely affect our business.

Consumers might reject our services if we are unable to bundle services and products similar to our competitors.

Our competitors may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us may be able to provide customers with lower communications costs or other incentives with their services, reducing the overall cost of their communications packages, and significantly increase pricing pressures on our services. This form of competition could significantly reduce our revenues and would have a material adverse effect on our business operations.

Some local exchange carriers, alone or together with partners, such as satellite television providers, are capable of providing a similar bundled service offering of voice, data and video. This service offering would directly compete with bundled services offerings by cable operators that purchase our cable telephony services. If we or our cable operator customers are unable to successfully compete with these offerings, our business, financial condition and results of operations may be materially adversely affected.

Our ability to provide our service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

        Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future.

The loss of any of our three founders would have a material adverse affect on our business and prospects.

Our success is dependent on the efforts and abilities of our founders, Michael C. Lee, Zhong Hua (Jimmy) Li and Hio Tong (Ken) Ieong. The loss of such founders could have a material adverse effect on our business and prospects.

Our inability to hire and retain sufficient numbers of technical and managerial personnel and dealer representatives could cause our business to fail.

Our primary growth strategy is focused on the domestic and international Asian markets. To support our growth strategy, we opened sales offices in Hong Kong in March 2004 and in mainland China in January 2005. In order to implement our business strategy in Asia, we are reliant on maintaining a sufficient number of highly-skilled technical and managerial personnel to support our business as well as dealer representatives to market our services to potential customers. If we are unable to attract and retain a sufficient number of qualified technical and managerial personnel and dealer representatives, our growth strategy will fail which would have an adverse effect on our business and operations.

Our business and operations would suffer if our customers do not perceive our service to be effective or of high quality.

We believe that establishing and maintaining brand and name recognition is critical for expanding and maintaining our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality products and services, neither of which can be assured. If our customers do not perceive our service to be effective or of high quality, our brand and name recognition would suffer and our business would be materially adversely affected.

Our inability to obtain sufficient funds to grow our business could cause you to lose your investment in our securities.

We intend to continue to grow our business. Due to our limited operating history and the nature of our industry, our future capital needs are difficult to predict. Therefore, we will require additional capital to pursue anticipated or unanticipated opportunities, including strategic alliances and joint ventures, potential acquisitions, changing business conditions, and responding or repositioning the company due to unanticipated competitive pressures.

Obtaining additional financing, whether through the issuance of debt or equity securities or obtaining bank financing, will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth and our competitiveness could be materially impeded.

Any damage to, or failure of, our systems or operations could result in reductions in, or termination of, our services which could adversely affect our business operations.

Our success depends on our ability to provide efficient and uninterrupted, high-quality services. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, physical or electronic break-ins, sabotage, intentional acts of vandalism and terrorism and similar events that may be or may not be beyond our control. The occurrence of any or all of these events could hurt our reputation and cause us to lose customers.

Our business could suffer if we have to expend company and management resources in defending against intellectual property infringement claims by third parties.

We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business, and we may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt our business operations.

Our business will fail if the Internet does not continue to grow as a medium for voice communications.

The technology that allows voice communications over the Internet is still in its early stages of development. Historically, the sound quality of Internet telephony was poor. As the industry has grown, sound quality has improved, but the technology requires additional refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service. Making telephone calls over the Internet must also be accepted as an alternative to traditional telephone service. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our opportunity for profitability will be materially harmed.

Our business could fail if we are unable to detect or prevent any unauthorized transactions or thefts of services.

We may be the victim of fraud or theft of service by third parties. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. Our inability to detect or prevent any theft or fraud may cause our revenues to decline significantly and adversely affect our business.

Because we are unable to definitively predict the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

We may have to enter into additional long-term agreements for communications transmission capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available. As a result, our margins could be reduced and our business, financial condition and results of operations could be materially adversely affected.

Our business will fail if we are unable to keep pace with rapid technological changes in the communications industry.

Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete. To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to respond to technological advances and emerging industry standards on a cost effective and timely basis. If we are unable to do so, our business, financial condition and results of operations may be materially adversely impacted.

Governmental regulations both in the U.S. and abroad regarding the Internet may be passed which could increase our costs of doing business and adversely affect our business operations.

The legal and regulatory environment that pertains to the Internet is uncertain and is changing rapidly as use of the Internet increases. For example, in the United States, the Federal Communications Commission (FCC) is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony. In addition, regulatory treatment of Internet telephony outside the United States varies from country to country. There can be no assurance that there will not be future interruptions in foreign countries or that we will be able to return to the level of service we had in each of these countries prior to any interruptions.

New regulations in the U.S. or abroad could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our products and services and limit the growth of our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

•	sales and other taxes;

•	access charges;

•	user privacy;

•	pricing controls;

•	characteristics and quality of products and services;

•	consumer protection;

•	contributions to the universal service fund, an FCC-administered fund for the support of local telephone service in rural and high cost areas;

•	cross-border commerce;

•	copyright, trademark and patent infringement; and

•	other claims based on the nature and content of Internet materials.

Any changes in how companies, including us, are allowed to conduct business over the Internet could increase our costs of doing business and materially adversely affect our business and cause you to lose your investment in our securities.

Management owns a majority of our common stock and is be able to direct the operations of the Company otherwise subject to stockholder vote under the Delaware General Corporation Law.

Our officers and directors own approximately 55.5% of the issued and outstanding common stock of the Company. Their majority ownership of the issued and outstanding voting securities enables them to direct the affairs of the Company which would otherwise be subject to the consent of a majority of the Company’s stockholders, including but not limited to, amending the Company’s certificate of incorporation and by-laws, electing directors to the Board, selling all or substantially all of the Company’s assets and/or entering into one or more other transactions otherwise subject to stockholder consent under the Delaware General Corporation Law. Management’s concentration of voting power might make an investment in our common stock or other securities less attractive to investors or other strategic partners.

Risks Related to our Common Stock

Our Common Stock is be subject to SEC’s “penny stock” rules which may affect your ability to sell your shares.

Our Common Stock is subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Our common stock will be subject to the SEC’s rules relating to “penny stocks.”

Our preferred stock may be used to avoid a change in control of the Company, which could prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Our Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock, $0.0001 par value, with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although there are no shares of preferred stock currently issued and outstanding and we have no present intention to issue any shares of preferred stock, no assurance can be given that it will not do so in the future.

Such provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Any delay or prevention of, or significant payments required to be made upon, a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Our Certificate of Incorporation requires us to indemnify our directors, employees and consultants and other permitted persons to the fullest extent under the Delaware General Corporation Law which could have a material adverse effect on our business operations, causing you to lose your investment

Our Certificate of Incorporation, as permitted under the Delaware General Corporation Law, or the DGCL, provides that our directors will not be liable for monetary damages for breach of fiduciary duty, except in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, for dividend payment or stock repurchases illegal under Delaware law or for any transaction in which a director has derived an improper personal benefit. Also, our Certificate of Incorporation requires us, to the fullest extent permitted under the DGCL, as such law may be amended or supplemented from time to time, any and all persons whom we shall have the power to indemnify under the DGCL, including employees and consultants, and which indemnification will not be deemed exclusive of any other rights to which those seeking indemnification may be entitled whether as a matter of law, under our bylaws, by agreement, by vote of our stockholders or disinterested directors of the company or otherwise. Any of our resources, including money and time, expending in indemnifying any such persons could have a material adverse effect on our business operations, causing you to lose your investment.

FORWARD LOOKING STATEMENTS

When used in this annual report, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” ”outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future despite, and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices - United States. We currently lease an approximately 1,060 square feet space in Braintree, Massachusetts at $1,060 per month for our U.S. executive offices. The lease expires on February 28, 2008.

 Sales Office - Guangzhou, China. We currently lease sales office space consisting of approximately 2,400 square feet located at Room 9,11,13 and 15 of North Tower, 21st Floor, Huasheng Building, No. 102 Middle Xianlie Road, Yue Xiu District, Guangzhou for a monthly rental fee of approximately $1,150 and a monthly management fee of approximately $546. The term of the lease commenced on September 1, 2006 and expires on September 30, 2008.

Sales Office - Hong Kong. We currently lease sales office space consisting of approximately 993 square feet located at Flat A, 17th Floor, Capital Building, 6-10 Sun Wui Road, Causeway Bay, Hong Kong for a monthly rental fee of approximately $1,145 and a monthly management fee of approximately $335. The term of the lease commenced on April 15, 2006 and expires on April 14, 2008.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL  BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 14, 2007, our common stock has been listed for trading on the OTC Bulletin Board, or OTCBB, under the ticker symbol, “ZIPG.” Stocks traded on the OTCBB Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

The holders of the Company’s common stock are entitled to one vote per share. The common stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of common stock.

Prior to our listing on the OTCBB, there was no active trading in the Company’s common stock. Upon the effectiveness of our Registration Statement on Form SB-2, as amended (File No.: 333-135134) on November 8, 2006, the Company requested that a broker-dealer / market maker submit an application to the NASD in order to make a market for the Company's shares and for the shares to be quoted on the OTC Bulletin Board. The Company’s application consisted of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. Secondary trading of the Company's shares may, however, be subject to certain state imposed restrictions. Except for being quoted on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares are be subject to the provisions of Section 15(g) and Rule 15g- 9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker- dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of stockholders to sell their shares.

At March 31, 2007, the Company had 18,715,292 shares of common stock issued and outstanding. At March 31, 2007, there were approximately 90 holders of record of our common stock. The record holders include some brokerage firms and nominees who may be holding shares in “street name” for the benefit of other holders. The Company believes that the number of beneficial owners of its common stock is slightly higher than the number of record holders.

The range of high and low bid information for our common stock on the OTCBB since the Company’s listing on the OTCBB on March 14, 2007 is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was no active trading market for our common stock during the period reflected blow:

Period (calendar)	Low Bid	High Bid
2007
Second Quarter	$1.10	$1.50
First Quarter (since March 14, 2007)	$1.50	$1.50

Dividend Policy

We have never declared or paid dividends on our common stock. We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

Transfer Agent

Our transfer agent is Atlas Stock Transfer Corporation located at 4455 South 700 East, Suite 200, Salt Lake City, Utah 84107, telephone number (801) 266-7151.

Recent Sales of Unregistered Securities

We completed a private placement of our shares of common stock at a purchase price of $0.50 per share which resulted in gross proceeds of $1,070,000 as detailed below:

1.	An aggregate amount of 1,020,000 shares of common stock to 17 “accredited investors” (as that term is defined in the Securities Act) on November 29, 2005;

2.	An amount of 50,000 shares of common stock to one accredited investor on February 4, 2006;

3.	An aggregate amount of 1,035,000 shares of common stock to 16 accredited investors on May 12, 2006; and

4.	An aggregate amount of 35,000 shares of common stock to two accredited investors on June 1, 2006.

We completed the private placements pursuant to Regulation D, Regulation S and Section 4(2) under the Securities Act. Each purchaser represented to us that they were either an “accredited investor” as in Rule 501 under Regulation D of the Securities Act or a non-US person as defined in Regulation S of the Securities Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation D and Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We also issued an aggregate amount of 19,800 shares of our common stock to three individuals on November 29, 2006; 23,000 shares of our common stock to three individuals on May 12, 2006; and 5,000 shares of common stock to one individual on June 1, 2006. These shares were issued under the exemption from the registration requirements of the Securities Act pursuant to Section 4(2) promulgated under the Securities Act.

These foregoing shares are subject to a lock-up agreement. The Company has agreed to release twenty-five percent (25%) of the shares on the effective date of this registration statement and an additional twenty five percent (25%) every ninety (90) days after public trading begins thereafter until no securities are subject to the lock up.

On June 19, 2006, the Company granted (i) three consultants non-qualified stock options (NSOs) exercisable for an aggregate of 205,000 shares of the Company’s common stock and (ii) ten employees incentive stock options (ISOs) exercisable for aggregate of 227,500 shares of the Company’s common stock. The options are exercisable at $0.50 per share and vest in one-third increments commencing on the first anniversary date of the date of grant. The NSOs granted to the consultants expire on December 19, 2009, and the ISOs granted to the ten employees expire on June 19, 2010. The options were granted under the Company’s Plan in consideration for professional services rendered and upon reliance on Item 701 of Regulation S-B promulgated by the SEC and the exemption from the registration requirement of the Securities Act provided under Section 4(2) promulgated thereunder in that the issuance of the options did not involve a public offering.

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

On January 1, 2007, the Company issued 60,000 restricted shares of Common Stock to a consultant in connection with a consulting agreement. The shares were issued in consideration for professional services rendered and upon reliance on Item 701 of Regulation S-B promulgated by the SEC and the exemption from the registration requirements of the Securities Act provided under Section 4(2) promulgated thereunder in that the issuance of the options did not involve a public offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this annual report.

Business Overview

ZipGlobal Holdings, Inc. is a Delaware corporation working through its wholly-owned subsidiary Beasley Holdings Limited, a British Virgin Island company located in Hong Kong and acquired by us in a share exchange consummated in November 2005. Through Beasley, we provide Internet telephony services to over 5,000 registered subscribers as of October 19, 2006 by utilizing Voice over Internet Protocol, or VoIP, technology. While we sell our services to all parts of the world, over 40% of our current customers are located outside of the United States and Canada and our growth strategy has been focused on the domestic and international Asian markets. We also sell telecommunication time to other resellers of telecommunication time. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct sales and to better serve our customers in Asia.

We incurred cumulative losses of $1,097,813 as of March 31, 2007, and our auditors have expressed doubt about our ability to continue as a going concern. In order to grow our customer base and revenue, we seeking to grow our business by increasing our sales force in Asia. We are pursuing to grow our business in the near term to capitalize on the current expansion of Internet broadband usage and to establish ourselves in VoIP market in Asia. We intend to continue to pursue growth because we believe it will position us as a viable competitor in the long term. This strategy, however, will result in further net losses.

Trends and Uncertainties in Our Industry and Business

A number of trends in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Asian Market for VoIP Services

As our sales and marketing plans focus on Asia and Asian markets. We believe that that there is a growing utilization of VoIP telephony in Asia which is driven by three factors: (i) high domestic and international calling rates offered by traditional telephone providers compelling users to seek out less expensive alternatives; (ii) frequent changes in technology encouraging users to be more accepting of new technology; and (iii) lower broadband prices increasing our potential subscriber base. To take advantage of the growing Asian telecommunications market, we opened Hong Kong office in May 2004 and in China in January 2005. We intend to open several more offices in China, although no assurances can be given. We believe that Asia will become the largest revenue source for us, although no assurances can be given.

Decreasing long distance rates and new offering by cell phone carrier

We have also observed an overall decrease in long distance rates as traditional telephone providers feel market pressures from the VoIP telephony industry and other telecommunication providers. There is also an observable increase in cellular phone usage and similar technologies which can be expected to put downward pressure on our business and which, if it continues, could substantially hurt our ability to achieve or maintain profitability.

Government Regulation

Local exchange carriers are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate the competitive pricing advantage we currently enjoy.

In addition, regulatory treatment of Internet telephony outside the United States varies from country to country. New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that adversely affect our business.

Operating Revenues

Telephony services.

We offer three subscription plans: Value, Family and Business, each with it owns monthly fee schedule and calling minutes per month. Subscribers utilize our communication services by simply plugging a standard telephone into a VoIP gateway. Our customers purchase their gateway kits from one our sales representatives who purchase an initial set of 50 to 100 gateway kits from us for an initial security deposit of $75.00 per kit, with additional kits at no extra charge. Our cost of a gateway kit is approximately $35.00, including shipping and handling. We buy the gateway boxes from third party suppliers throughout the world on an as needed basis and without any contractual obligations or arrangements.

Subscribers are charged a one-time activation fee of $29.95. We also automatically charge our monthly subscription fee to our customers’ credit or debit cards monthly in advance and automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit or debit cards monthly in arrears.

By initiating the above outlined pricing and billing process, we are able to reduce the amount of accounts receivable by collecting the first month of service to a customer upon signing, and by having each successive month automatically billed to a customer’s debit, credit or charge card of choice on a specific date, much like an Internet service provider (ISP) or a health club. Customers also have the option to visit our web site, www.zipglobal.com, and purchase additional time so that payment can be debited or billed.

Resell Business.

We also resell blocks of telecommunication time to other telephony service providers for a profit on an as used basis. We are able to conduct this portion of our business through our management’s business contacts.

Results of Operations

Revenues. We recognize revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. Our overall revenues increased by approximately $2,267,599, or approximately 91%, to approximately $4,765,831 for the fiscal year ended March 31, 2007 from approximately $2,498,232 for the fiscal year ended March 31, 2006. This increase was primarily driven by our resell business, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Revenues from our retail sales for the fiscal year March 31, 2007 decreased by $40,632, or approximately 9%, to approximately $404,967 from approximately $445,599 for the fiscal year ended March 31, 2006. Revenues from our retail business consist of activation fees, monthly fees and prepaid fees described below.

Activation fees consist of a customer’s purchase of a gateway kit from one of our sales representatives and subscribing to one or more of our three service plans which includes the customer paying the first month’s subscription fee at the time of signing. Activation fees decreased by approximately $45,549 for the fiscal year ended March 31, 2007, or approximately 58%, to approximately $33,498 from approximately $79,047 for the fiscal year ended March 31, 2006. This decrease was due to a decrease in number of new customer subscriptions.

Monthly fees for the fiscal year ended March 31, 2007 increased by approximately $232, or approximately 0.1%, to approximately $287,769 from approximately $287,537 for the fiscal year ended March 31, 2006. This increase was due to an increase in customers’ usage of our VoIP telephony services.

Prepaid fees for the fiscal year ended March 31, 2007 increased by approximately $4,686, or approximately 5.9%, to approximately $83,700 from approximately $79.014 for the fiscal year ended March 31, 2006. This in crease was due to an increased sale of our prepaid ZipGlobal To-Go Recharge Cards.

Costs of Sales. The cost of sales consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. Our costs of sales for the fiscal year ended March 31, 2007 were $4,589,996, compared to $2,339,559 as of March 31, 2006. This increase was due to our purchases of blocks of VoIP telephony time in connection with our resell business which we commenced in February 2005.

Cost of sales primarily consists of fees paid to other telecommunication providers for blocks of telecommunications time for our resale and retail businesses. Expenses paid to carriers increased to $4,473,824 for the fiscal year ended March 31, 2007, compared to $2,256,808 for the fiscal year ended March 31, 2006. This increase was due to our increased sales of blocks of VoIP minutes to third party telecommunication providers which necessitated our increased purchase of VoIP telephony to meet the increased demand. .

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $616,955 for the fiscal year ended March 31, 2007 from $379,166 for the fiscal year ended March 31, 2006. The most significant components of general and administrative expenses are salaries, contributed services and rent. Salaries increased to $122,248 for the fiscal year ended March 31, 2007, compared to $91,295 for the fiscal year ended March 31, 2006. Contributed services increased to $156,000 for the fiscal year ended March 31, 2007, compared to $92,500 for the fiscal year ended March 31, 2006. Rent decreased to $50,349 for the fiscal year ended March 31, 2007, compared to $61,039 for the fiscal year ended March 31, 2006.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated deficit of $1,097,813 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings. We borrowed an aggregate of $337,020 from two of our executive officers, $235,246 of which was converted into shares of common stock on March 28, 2006 The remaining $101,774 is non-interest bearing and has not specific repayment date. We also sold an aggregate of 2,185,300 shares of our common stock in private placement transactions consummated in November 2005 and February, May and June 2006 for $0.50 per share, resulting in net proceeds of approximately $1,034,476. We are using the proceeds from the loans and offerings for working capital and other general corporate expenses, including funding operating losses.

Cash Balance. At March 31, 2007, we had a cash balance of $421,668 compared to $375,631 as of March 31, 2006. This increase was primarily due to our private financing activities consisting of sales of our common stock to accredited investors under Regulation D of the Securities Act. We anticipate continuing to rely on private and public equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Accounts Receivable. At March 31, 2007, we had accounts receivable of $66,614 compared to $87,477 as of March 31, 2006. This decrease was due to our increased rate of collecting outstanding subscriber accounts.

Accounts Payable. At March 31, 2007, we had accounts payable of $103,833 compared to $103,749 as of March 31, 2006.

Accrued Expenses. At March 31, 2007, we had accrued expenses of $46,114 compared to $39,871 as of March 31, 2006. This increase was due to increased commission expense resulting from an increased volume of sales.

Deferred Revenues. At March 31, 2007, we had deferred revenues of $35,084 compared to $35,204 as of March 31, 2006.

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

Critical Accounting Policies & Estimates

Our significant accounting policies are summarized in Note B to our financial statements. The follow describes critical accounting policies and estimates:

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

For retail sales, the Company earns revenues from the sale of VoIP gateway boxes and monthly, usage and activation fees in connection with a customer’s use of the Company’s telephony service. Pursuant to the Company’s agreements with its dealer representatives, the Company’s sales representatives are required to purchase an agreed upon number of VoIP gateway boxes for $75 per box as a security deposit. The Company recognizes revenue on the sale of a VoIP gateway boxes when a customer purchases the gateway box from a dealer representatives when subscribing the Company’s service. The Company furnishes additional gateway boxes to a dealer representative on a consignment basis and recognizes revenue only when it is sold to a customer. Monthly fees are automatically billed to customers each month and are recognized when earned. Usage fees are prepaid by customers and recognized as revenue based upon customer usage of the minutes. Activation fees are charged to customers for the purchase of gateway kits from one of our sales representatives and are necessary to utilize VoIP telephony minutes. These activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the estimated average customer relationship period. Through March 31, 2006, the average customer relationship period was determined to be 13 months based upon the Company’s review of its customer retention since inception.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

ITEM 7. FINANCIAL STATEMENTS.

The financial statements are included herein commencing on page F-1 following the Signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

CEO and CFO Certifications

As of the end of the year covered by this Annual Report, the Company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures.” The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report.

This section of this report contains information concerning the evaluation of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls

The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the SEC and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officer is responsible for establishing, maintaining and enhancing these procedures. The office is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 8B. OTHER INFORMATION.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND  CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages are as follows:

Name of Director	Age	Position
Michael C. Lee	56	President, Chief Executive Officer and Director
Zhong Hua Li	41	Chairman of the Board, Head of Asian Marketing and Sales
Hio Tong Ieong	45	Chief Technology Officer, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Michael C. Lee - Mr. Lee has been serving as our President and Chief Executive Officer and as a member of our Board of Directors since our formation in November 2005. From September 1977 to December 1999, Mr. Lee was the President of East Coast Food Products based in Holbrook, Massachusetts. From December 1999 to November 2005, Mr. Lee was the President of Progressive Technology Partners, a consulting company located in Hingham, Massachusetts. Mr. Lee has also served as a director on several publicly traded companies, including North American Scientific Corporation from March 1995 to March 2001 and Prime Spot Media from April 1994 to April 1998.

Zhong Hua (Jimmy) Li - Mr. Li has been serving as the Chairman of our Board of Directors and the Head of Asian Marketing and Sales since our acquisition of Beasley on November 30, 2005. Mr. Li had also served as the Head of Asian Marketing and Sales of Beasley since its formation in February 2004 until our acquisition of Beasley in November 2005. In March 2000, Mr. Li founded L&H Telecom, a telecommunications company. From L&H Telecom’s founding until March 2004, Mr. Li served as the company’s President and Chief Executive Officer.

Hio Tong (Ken) Ieong - Mr. Ieong has been serving as our Chief Technology Office and Secretary and as a member of our Board of Directors since our formation in November 2005. In February 2004, Mr. Ieong founded, and was the sole stockholder of, Beasley and served as its President and Chief Executive Officer and Chairman until our acquisition of Beasley in November 2005. In 1995, Mr. Ieong co-founded and was the Chief Communications Officer of Elephant Talk Limited, a facility-based international long distance carrier with offices and hubs in Hong Kong, Los Angeles, Boston, New York, Singapore and Beijing, until November 2003.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities pursuant to section 12, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Due to the fact that the Company does not have a class of equity securities registered under section 12 of the Exchange Act, no reports were required to be filed under Section 16 (a) of the Exchange Act by any of the Company's executive officers, directors or 10% beneficial owners.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Committees of the Board of Directors

Our audit committee presently consists of our officers and directors. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended February 28, 2007, to the Company's Chief Executive Officer and other officers of the Company who received annual compensation in excess of $100,000 (each, a “named executive officer”).

The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended March 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael C. Lee (1)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

(1) Chief Executive Officer, President and a Director of the Company.

We do not currently pay, nor have we in the past, our directors or officers any salary or fees for their services.

Each of the officers and directors spend 100% of his time on the Company’s business.

Employment Agreements

We do not have any employment agreements with our executive officers.

2006 Stock Option Plan

On March 20, 2006, our Board of Directors adopted, and our shareholders approved, the ZipGlobal Holdings, Inc. 2006 Stock Option Plan and reserved for issuance 1,700,000 shares of our common stock for issuance upon the exercise of stock options granted thereunder, subject to adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, as determined by the Board. Terms not otherwise defined herein pertaining to the Plan shall have the meanings ascribed to them in the Plan.

Purpose. The purpose of the Plan is to advance the interests of the Company and its stockholders by helping the Company obtain and retain the services of key employees, officers, consultants, and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company.

Administration. The Plan is to be administered by a committee of the Board, consisting of two or more directors appointed by the Board. If the Board, in its discretion, does not appoint such a Committee, the Board itself will administer the Plan and take such other actions as the Committee is authorized to take hereunder; provided that the Board may take such actions hereunder in the same manner as the Board may take other actions under the Company’s certificate of incorporation and by-laws generally.

Awards. The Plan authorizes the Board or a committee of the Board, to issue two different types of options, options intended to qualify under the Internal Revenue Code of 1986, as amended (ISOs), and non-statutory stock options not intended to qualify under the Code (NSOs).

Authority and Discretion of Committee. The Committee has full and final authority in its discretion, at any time and from time to time, subject only to the express terms, conditions and other provisions of the Company’s certificate of incorporation, by-laws and the Plan, as to and the specific limitations on such discretion set forth herein:

(i) to select and approve the persons who will be granted options under the Plan from among the eligible participants, and to grant to any person so selected one or more options to purchase such number of shares of common stock as the Committee may determine;

(ii) to determine the period or periods of time during which options may be exercised, the exercise price and the duration of such options, and other matters to be determined by the Committee in connection with specific option grants and agreements as specified under the Plan;

(iii) to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations necessary or advisable for the operation and administration of the Plan; and

(iv) to delegate all or a portion of its authority under the Plan to one or more directors of the Company who are executive officers of the Company, but only in connection with options granted to eligible participants who are not officers or directors of the Company, and subject to such restrictions and limitations (such as the aggregate number of shares of common stock called for by such options that may be granted) as the Committee may decide to impose on such delegate directors.

Limitation on Authority. Notwithstanding the foregoing, or any other provision of the Plan, the Committee will have no authority to grant options to any of its members, unless approved by the Board.

Designation of Options. Except as otherwise provided herein, the Committee will designate any option granted hereunder either as an ISO or as an NSO. To the extent that the Fair Market Value (determined at the time the Option is granted) of Stock with respect to which all ISOs are exercisable for the first time by any individual during any calendar year (pursuant to the Plan and all other plans of the Company and/or its subsidiaries) exceeds $100,000, such option will be treated as an NSO. The Committee may grant ISOs only to persons who are employees of the Company and/or its subsidiaries.

Option Agreements. Options will be deemed granted hereunder only upon the execution and delivery of an Option Agreement by the Optionee and a duly authorized officer of the Company. Options will not be deemed granted hereunder merely upon the authorization of such grant by the Committee.

Payment of Exercise Price. Each Option Agreement will specify the exercise price with respect to the exercise of Option Stock thereunder, to be fixed by the Committee in its discretion, but in no event will the exercise price for an ISO granted hereunder be less than the Fair Market Value (or, in case the optionee is a 10% Stockholder (as defined in the Plan), one hundred ten percent (110%) of such Fair Market Value) of the Option Stock at the time such ISO is granted, and in no event will the exercise price for an NSO granted hereunder be less than the 80% of Fair Market Value. The exercise price will be payable to the Company in United States dollars in cash or by check or, such other legal consideration as may be approved by the Committee, in its discretion.

Termination of the Option. Except as otherwise provided in the Plan, each option agreement will specify the period of time, to be fixed by the Committee in its discretion, during which the option granted therein will be exercisable, not to exceed ten (10) years from the date of grant in the case of an ISO; provided that the option period will not exceed five (5) years from the date of grant in the case of an ISO granted to a 10% Stockholder (as defined in the Plan).

To the extent not previously exercised, each option will terminate upon the earliest of the following occasions: (i) expiration of the option period specified in the option agreement; (ii) thirty (30) days after the date that the optionee ceases to be an Eligible Participant for any reason, other than by reason of death, disability, and cessation of optionee’s services; (iii) twelve (12) months after the date that the optionee ceases to be an Eligible Participant by reason of such person’s death or disability; or (iv) on the date immediately preceding the date Optionee’s services ceased. If, on the date of termination, the optionee is not vested as to his or her entire Option, the shares covered by the unvested portion of the option shall revert to the Plan. If, after termination, the optionee does not exercise his or her option within the time specified by the Committee, the option shall terminate, and the shares covered by such Option shall revert to the Plan.

Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Committee shall notify each optionee as soon as practicable prior to the effective date of such proposed transaction. The Committee in its discretion may provide for an optionee to have the right to exercise his or her option until ten (10) days prior to such transaction as to all of the optioned stock covered thereby, including shares as to which the option would not otherwise be exercisable. In addition, the Committee may provide that any Company repurchase option applicable to any shares purchased upon exercise of an option shall lapse as to all such Shares, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated. To the extent it has not been previously exercised, an option will terminate immediately prior to the consummation of such proposed action.

Merger or Asset Sale. In the event of a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, each outstanding option shall be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the option, the optionee shall fully vest in and have the right to exercise the option as to all of the optioned stock, including shares as to which it would not otherwise be vested or exercisable. If an option becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Committee shall notify the optionee in writing or electronically that the option shall be fully vested and exercisable for a period of fifteen (15) days from the date of such notice, and the option shall terminate upon the expiration of such period. For the purposes of this paragraph, the option shall be considered assumed if, following the merger or sale of assets, the option or right confers the right to purchase or receive, for each share of optioned stock subject to the option immediately prior to the merger or sale of assets, the consideration (whether stock, cash, or other securities or property) received in the merger or sale of assets by holders of common stock for each share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding shares); provided, however, that if such consideration received in the merger or sale of assets is not solely common stock of the successor corporation or its parent, the Committee may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of the option, for each share of optioned stock subject to the option, to be solely common stock of the successor corporation or its parent equal in fair market value to the per share consideration received by holders of common stock in the merger or sale of assets.

Lock-Up Period. The Plan provides that shares of the Company’s common stock issued upon the exercise of an option granted under the Plan may not be, directly or indirectly, sold, transferred, assigned, encumbered or otherwise for a period of not less than 24 months following the date of issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael C. Lee (1)	0	0	0	0	0	0	0	0	0

(1) Chief Executive Officer, President and a Director of the Company.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended March 31, 2007, no director expenses were reimbursed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock As of June 26, 2007, by (i) each executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o ZipGlobal Holdings, Inc., 420 Washington Street, Unit LL-6, Braintree, Massachusetts 02184.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock(1)
Michael C. Lee 420 Washington Street, Unit LL-6 Braintree, MA 02184 —President, Chief Executive Officer and Director	2,510,240	13.4%

Zhong Hua Li 420 Washington Street, Unit LL-6 Braintree, MA 02184 —Chairman of the Board, Head of Asian Marketing and Sales	3,735,746	20.0%

Hio Tong Ieong 420 Washington Street, Unit LL-6 Braintree, MA 02184 —Chief Technology Officer, Secretary and Director	4,132,746	22.1%

Excel Faith Limited 905 Silvercord, Tower 2 30 Canton Road Tsimshatsui, Kowloon Hong Kong (2)	960,000	5.1%

All Executive Officers and Directors as a Group (without naming them) (3 persons)	10,378,732	55.5%

(1)
Applicable percentage of ownership is based on 18,715,792 shares of common stock issued and outstanding as of June 26, 2007. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	Mr. Guo Jue Xiao owns 100% of Excel Faith Limited.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	532,500	*	$0.50	1,167,500
Equity compensation plans not approved by security holders	0		—	—
Total	532,500	*		1,167,500

* On March 20, 2006, our Board of Directors adopted, and our shareholders approved, the ZipGlobal Holdings, Inc. 2006 Stock Option Plan and reserved for issuance 1,700,000 shares of our common stock for issuance upon the exercise of stock options granted thereunder, subject to adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, as determined by the Board.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Max International Investment Limited, a Hong Kong-based firm of which Zhong Hua Li is an officer, currently provides us with administration, accounting, human resources and IT support services in consideration for a monthly management fee of approximately $4,490 pursuant to a fee agreement, dated March 31, 2006, between Beasley and Max International. Max International is a wholly-owned subsidiary of Beasley and an indirect wholly-owned subsidiary of our Company. The management fee paid to Max International is eliminated in consolidation of the Company.

No other transactions have occurred since the beginning of the Company’s last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company’s securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

None of the Company’s members of the board of directors are deemed to be independent.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibits

3.1*	Certificate of Incorporation of ZipGlobal Holdings, Inc., dated November 17, 2005.

3.2*	Certificate of Incorporation of Beasley Holdings Limited, dated February 13, 2004.

3.3*	Bylaws of ZipGlobal Holdings, Inc.

4.1*	Form of Corporate Stock of ZipGlobal Holdings, Inc.

4.2*	Form of Incentive Stock Option under ZipGlobal Holdings, Inc. 2006 Stock Option Plan

4.3*	Form of Non-Qualified Stock Option under ZipGlobal Holdings, Inc. 2006 Stock Option Plan

10.1*	Registration Rights Agreement entered into with each selling stockholder

10.2*	Lock-up Agreement entered into with each selling stockholder

10.3*	Share Exchange Agreement, dated November 29, 2005, by and among the shareholders of Beasley Holdings Limited and ZipGlobal, Inc.

10.4*	ZipGlobal Holdings, Inc. 2006 Stock Option Plan

10.5*	Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit Hio Tong Ieong in the principal amount of $136,373 bearing interest at the rate of 8% per annum

10.6*	Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit of Zhong Hua Li in the principal amount of $98,873 bearing interest at the rate of 8% per annum

10.7*
Conversion, dated March 28, 2006, of Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit Hio Tong Ieong for 272,746 shares of common stock of ZipGlobal Holdings, Inc.

10.8*
Conversion, dated March 28, 2006, of Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit of Zhong Hua Li for 197,746 shares of common stock of ZipGlobal Holdings, Inc.

10.9*	Agreement on Management Fee, dated March 31, 2006, between Beasley Holdings Limited and Max International Investment Limited

10.10*	Carrier Service Agreement, dated March 1, 2006, between Lucky Tone Communications Limited and Beasley Holdings Limited

10.11*	Service Agreement, dated October 25, 2005, between Toll International Limited and Beasley Holdings Limited

10.12*	Reciprocal International Carrier Service Agreement, dated December 30, 2005, between KDDI America, Inc. and Beasley Holdings Limited

21.1*	Subsidiaries of ZipGlobal Holdings, Inc.

31.1	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to Registration Statement on Form SB-2, as amended (File No.: 333-13514) and incorporated by reference herein. .

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Meyler & Company., LLC as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Meyler & Company, LLC in 2007 and 2006 were approved by the board of directors.

Audit Fees

The aggregate fees billed in 2007 for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and were $27,500, net of expenses.

The aggregate fees billed in 2006 for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's Registration Statement on Form SB-2 (File No.: 333-135135) were $27,329, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no tax fees billed during the last two fiscal years for products and services provided.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPGLOBAL HOLDINGS, INC.

Dated: June 27, 2007	By:	/s/ Michael C. Lee
MICHAEL C. LEE
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Lee MICHAEL C. LEE	Chief Executive Officer, Chief Financial Officer, President, Chief Executive Officer and Director (Principal Executive Officer) (Principal Accounting Officer)	June 27, 2007

/s/ Zhong Hua Li ZHONG HUA LI	Chairman of the Board of Directors	June 27, 2007

/s/ Hio Tong Ieong HIO TONG IEONG	Chief Technology Officer and Director	June 27, 2007

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
ZipGlobal Holdings, Inc.
Braintree, MA

We have audited the accompanying consolidated balance sheets of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2007 and 2006 and the related consolidated statements of operations and stockholder’s equity, and cash flows for each of the two years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $1,097,813 since inception, and there are existing uncertain conditions the Company faces relative to its ability to operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Meyler & Company, LLC

Middletown, NJ
June 19, 2007

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006

ASSETS
CURRENT ASSETS
Cash	$421,668	$375,631
Short-term investment	202,849	-
Accounts receivable	66,614	87,477
Inventory	34,279	32,229
Prepaid expenses	85,708	25,909
Total Current Assets	811,118	521,246

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $16,346 and $8,865, respectively	34,407	15,220

Total Assets	$845,525	$536,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$103,833	$103,749
Accrued expenses	46,114	39,871
Due to stockholders	101,774	77,130
Deferred revenue	35,084	35,204
Customer deposits	26,941	26,870
Total Current Liabilities	313,746	282,824

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,715,792 and 17,560,292 issued and outstanding at March 31, 2007 and March 31, 2006, respectively	1,872	1,756
Additional paid-in capital	1,632,236	902,525
Accumulated deficit	(1,097,813)	(648,732)
Accumulated other comprehensive loss	(4,516)	(1,907)
Total Stockholders’ Equity	531,779	253,642

Total Liabilities and Stockholders’ Equity	$845,525	$536,466

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31, 2007	March 31, 2006

NET SALES	$4,765,831	$2,498,232

COSTS AND EXPENSES
Cost of goods sold	4,589,996	2,339,559
General and administrative	616,955	379,166
Depreciation	7,960	5,432
Total Costs and Expenses	5,214,911	2,724,157

NET OPERATING LOSS	(449,080)	(225,925)

OTHER INCOME (EXPENSE)
Interest income	4,395	215
Interest expense	-	(21)
Loss on disposal of fixed assets	(1,196)	(472)
Total Other Income (Expense)	3,199	(278)

NET LOSS BEFORE TAXES	(445,881)	(226,203)

PROVISION FOR INCOME TAXES	(3,200)	(4,693)

NET LOSS	$(449,081)	$(230,896)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,532,524	17,417,777

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance March 31, 2005	16,000,000	$1,600	$74,400	$(417,836)		$(341,836)
Issuance of common stock
under private placement
agreement at $0.50 per share	1,089,800	109	534,891			535,000
Conversion of notes payable
to related parties at $0.50
per share	470,492	47	235,199			235,246
Contribution of services			92,500			92,500
Net loss for the year ended
March 31, 2006				(230,896)		(230,896)
Costs associated with private
placement			(34,465)			(34,465)
Translation adjustment					$(1,907)	(1,907)
Balance, March 31, 2006	17,560,292	$1,756	$902,525	$(648,732)	$(1,907)	$253,642

Issuance of common stock
under private placement
agreement at $0.50 per share	1,095,500	110	534,320			534,430
Contribution of Services			156,000			156,000
Stock Compensation			9,397			9,397
Issuance of common stock
under consulting contract	60,000	6	29,994			30,000
Net loss for the year ended
March 31, 2007				(449,081)		(449,081)
Translation adjustment					(2,609)	(2,609)
Balance, March 31, 2007	18,715,792	$1,872	$1,632,236	$(1,097,813)	$(4,516)	$531,779

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(449,081)	$(230,896)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	7,960	5,432
Loss on disposal of fixed assets	1,196	472
Stock based compensation	13,147
Contribution of services	156,000	92,500
Changes in operating assets and liabilities:
Accounts receivable	20,863	(72,606)
Inventory	(2,050)	(13,270)
Prepaid expenses	(33,549)	(1,520)
Accounts payable	84	47,952
Accrued expenses	6,243	(2,715)
Deferred Revenue	(120)	(44,267)
Customer deposits	71	(6,379)
Net cash used in operating activities	(279,236)	(225,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	(202,849)	-
Purchases of property and equipment	(28,343)	(1,903)
Net cash used investing activities	(231,192)	(1,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	24,644	86,070
Proceeds from issuance of common stock	534,430	535,000
Costs associated with private placement	-	(34,465)
Net cash provided by financing activities	559,074	586,605

EFFECT OF RATE CHANGE ON CASH	(2,609)	(1,907)

NET INCREASE IN CASH	46,037	357,498

CASH, BEGINNING OF PERIOD	375,631	18,133

CASH, END OF PERIOD	$421,668	$375,631

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended March 31,
	2007	2006
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	$3,200	$4,693

Conversion of notes payable to common stock	-	$235,246

Contribution of services by officers and directors	$156,000	$92,500

Stock based compensation	$13,147	-

Issuance of stock related to consulting contract	$26,250

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE A - NATURE OF BUSINESS

ZipGlobal Holdings, Inc. (the “Company”), a Delaware corporation working through its wholly owned subsidiary, Beasley Holdings Limited, a British Virgin Island Company (“Beasley”) located in Hong Kong, is a provider of next-generation telecommunication services for the global oriented customer. The Company offers high quality, multimedia-enabled communication services that unite disparate and dispersed local communities in global dialogues. Beasley has two wholly owned subsidiaries, Max International Investment Limited, which has locations in Hong Kong and The People’s Republic of China and provides management and information technology support services to Beasley, and ZipPay Technology Limited, which is a Hong Kong Company developing business in The People’s Republic of China. ZipPay Technology Limited was incorporated in Hong Kong on September 28, 2006.

Reverse Merger

On November 30, 2005, the Company entered into a share exchange agreement with Beasley to exchange 16,000,000 shares of the Company’s common stock for all of the issued and outstanding shares of Beasley. In connection with the merger, Beasley became a wholly owned subsidiary of the Company. Prior to the merger, the Company was a non-operating “shell” corporation. For financial statement purposes, the merger has been reflected in the financial statements as though it occurred on March 31, 2005. The historical statements prior to the date of merger are those of Beasley. Since the merger is a recapitalization and not a business combination, pro-forma information is not presented.

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $1,097,813 since inception. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents and Short-Term Investment

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company has invested a portion of its temporary cash in a Certificate of Deposit.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of accounts receivable, accounts payable, accrued expenses, due to stockholders, customer deposits and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property, plant and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined based upon the first-in, first-out (FIFO) method.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Software Costs

Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computers, Software to be Sold, Leased, or Otherwise Marketed” and SOP No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Revenue Recognition

The Company earns revenue through the retail sales of VoIP telephony minutes and through the resale of block VoIP telephony minutes to other telecommunications providers.

Retail business-

For retail sales, the Company earns revenues from monthly fees, usage fees and activation fees and from the sales of gateway kits to customers for use of the service. Monthly fees are automatically billed to customers each month and are recognized when earned. Usage fees prepaid by customers are recognized as revenue based upon customer usage of the minutes. Activation fees are charged to customers for the purchase of gateway kits which are necessary to utilize VoIP telephony minutes. These activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the estimated average customer relationship period. Through June 30, 2006, the average customer relationship period was determined to be 13 months based upon the Company’s review of its customer retention since inception.

Resale business-

The Company records the resale of block VoIP telephony minutes on a gross basis as the Company has latitude in establishing the resale price, has discretion in its selection of resale suppliers and has credit risk on the transactions. Accordingly, revenue is recognized when VoIP telephony minutes are used, the fee is determinable and collectibility is probable.

Foreign Currency Translation

The Company and its subsidiary, Beasley, consider the U.S. Dollar to be its functional currency. Max International Investment Limited and Zippay Technology Limited, subsidiaries of Beasley, have functional currencies other than the U.S. Dollar. As such, assets and liabilities were translated into U.S. Dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive loss, a separate component of stockholder’s equity.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue

Deferred revenue represents the unused telecommunication time from system subscribers and the unamortized portion of activation fees.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Contributed Services

The Company does not pay salaries or fees to its directors and officers. The Company’s policy is to record the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007, with earlier adoption permitted. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended March 31, 2007. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	March 31, 2007	March 31, 2006
Furniture and fixtures	$19,477	$9,964
Computer equipment	16,312	11,670
Office equipment	14,964	2,451
	50,753	24,085
Less accumulated depreciation	(16,346)	(8,865)
	$34,407	$15,220

Depreciation expense for the years ended March 31, 2007 and 2006 was $ 7,960 and $ 5,432, respectively.

NOTE D - DUE TO STOCKHOLDERS

At March 31, 2007 and March 31, 2006, the Company had borrowed $101,774 and $77,130, respectively, from two principal officers and stockholders. The loans are non-interest bearing and have no specific repayment date.

On March 28, 2006, the Company issued convertible notes of $235,246 to two principal officers and shareholders, replacing $235,246 in non-interest bearing loans owed to the officers and shareholders. On March 28, 2006, the officers and shareholders converted the $235,246 convertible notes into 470,492 shares of common stock at $0.50 per share.

NOTE E - STOCKHOLDERS’ EQUITY

In connection with the share exchange agreement dated March 11, 2005, the Company issued 16,000,000 shares at par value to acquire Beasley Holdings Limited in a reverse merger.

During the third quarter of 2005, the Company, under a private placement agreement, issued 1,089,800 shares of its common stock at $0.50 per share.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE E - STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended March 31, 2007, the Company, under a private placement agreement, issued 1,095,500 shares of its common stock at $0.50 per share.

On January 1, 2007, the Company issued 60,000 shares as part of a two year consulting agreement. The shares were valued at $0.50 which is the price that the Company sold shares in a private placement during the year. The shares vest over the life of the consulting agreement. The Company recognized $3,750 in expense during 2007 and the remaining $26,250 is included in Prepaid expenses and will be recognized over the vesting period of the contract.

NOTE F - INCOME TAX PROVISION

The provision for income taxes is foreign income taxes payable to The People’s Republic of China by Max International Investment Limited. There were no federal or state income taxes.

The Company has net operating losses of approximately $776,000 and $496,000 at March 31, 2007 and 2006. The international components have an unlimited carry forward time period and the U.S. components expire commencing 2005. The net operating loss results in deferred tax assets as follows:

	March 31, 2007		March 31, 2006
Net Operating Loss Carryforward		$149,730		$86,367
Deferred tax asset valuation allowance		(149,730)		(86,367)
Net Deferred Tax Asset	$		$

Income taxes computed using international tax rates differ from the U.S. statutory tax rate due to the following:

	March 31, 2007	March 31, 2006
Income tax benefit at U.S. statutory rate of 35%	$157,180	$80,813
Contributed services and stock based compensation	(59,201)	(32,375)
Foreign Income tax benefit at foreign rates	(33,093)	(22,845)
Change in deferred tax asset valuation allowance	(63,900))	(26,706)
Other	(986)	1,113
	$-	$-

NOTE G - COMMITMENTS

The Company has leased office space for five facilities under long-term leases which expire at varying dates through September 2008. Minimum future lease commitments at March 31, 2007 are $50,204 on these facilities.

Rent expense aggregated $50,349 and $61,039 for the years ended March 31, 2007 and 2006, respectively.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE H - CONCENTRATION OF CREDIT RISK

The Company’s cash accounts are generally held in FDIC insured banks. At March 31, 2007, the Company held $ 246,558, along with a certificate of deposit of $202,849, in one bank and $150,248 in another bank.

At March 31, 2006, cash of $322,112 was held in one bank. These amounts exceed the FDIC insured limit of $100,000.

NOTE I - SALES CONCENTRATION

Approximately 92% of the Company’s revenues are with a single customer.

NOTE J - STOCK OPTION PLAN

On March 20, 2006, the Board of Directors adopted, and the shareholders approved, the ZipGlobal Holdings, Inc. 2006 Stock Option Plan (the “Plan”) and reserved for issuance 1,700,000 shares of the Common Stock for issuance thereunder (the “Option Stock”), subject to adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, as determined by the Board.

On June 19, 2006, the Company granted (i) three consultants non-qualified stock options (NSOs) exercisable for an aggregate of 205,000 shares of the Company’s Common Stock and (ii) ten employees incentive stock options (ISOs) exercisable for an aggregate of 227,500 shares of the Company’s Common Stock. The options granted to such individuals are exercisable at $0.50 per share and vest in one-third increments commencing on the first anniversary date of the date of grant. The NSOs granted to the three consultants expire on December 19, 2009, and the ISOs granted to the ten employees expire on June 19, 2010. These stock options will be accounted for under the fair value method as prescribed by SFAS 123(R). The estimated fair value of these options is $82,000, $41,000 relating to the consultant stock options and $41,000 relating to the employee stock options. The fair value of the options was determined using the Black-Scholes option pricing model based on the weighted average assumptions of:

	ISOs	NSOs
Risk-free rate	4.85%	4.85%
Volatility	47%	47%
Expected life	3 years	3.55 years
Dividend yield	0%	0%

The expected life of the NSOs is the perform period of the consulting agreements. The weighted average grant date fair value of these options was $0.18 for the ISOs and $0.20 for the NSOs. The entire $82,000 fair value of these options is non-vested at March 31, 2007. The employee stock options will be recognized over a weighted average period of 3 years. The consultant stock options will be recognized over the performance period of 3.55 years. For the year ended March 31, 2007, the Company recognized $9,397 in expense relating to the consultant stock options. The employee stock options will be recognized each vesting period.

On December 15, 2006, the Company granted (i) one consultant NSOs exercisable for 20,000 shares of the Company’s Common Stock and (ii) five employees ISOs exercisable for an aggregate of 80,000 shares of the Company’s Common Stock. The options granted to such individuals are exercisable at $0.50 per share and vest in one-third increments commencing on the first anniversary date of the date of grant. The NSOs granted to the one consultant expire on December 19, 2009, and the ISOs granted to the five employees of:

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE J - STOCK OPTION PLAN (CONTINUED)

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

The expected life of the NSOs is the perform period of the consulting agreements. The weighted average grant date fair value of these options was $0.1794 for both the ISOs and the NSOs. The entire $17,940 fair value of these options is non-vested at March 31, 2007. The employee stock options will be recognized over a weighted average period of 3 years. The consultant stock options will be recognized over the performance period of 3 years.

The following table summarizes stock option activity for the year ended March 31, 2007:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, March 31, 2006	-				-

Granted	225,000	0.50			307,500	0.50
Exercised	-				-

Outstanding, March 31, 2007	225,000		2.72	-	307,500		3.35	-

Exercisable at March 31, 2007	-		-	-	-		-	-

(1) The intrinsic value is the difference between the market price of the stock and the exercise price of the option. As the exercise price and market price are the same on all the options, the options have no intrinsic value.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006

NOTE K - CONTRIBUTION OF SERVICES

The Company does not pay salaries or fees to its directors and officers. The Company has recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. None of these accrued amounts have been paid to or are owed to any officers and directors of the Company. The following summarizes the fair value of contributed services as determined by management:

	Year Ended March 31, 2007	Year Ended March 31, 2006
Services contributed by officers and directors	$156,000	$92,500	`

Exhibit Index

Exhibit Number	Description of Exhibits

31.1	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002