Form 10QSB
period 2007-06-30
ZipGlobal Holdings, Inc.
filed 2007-08-06
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2007
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	333-135134

ZIPGLOBAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3837010
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

420 Washington Street, Unit LL-6, Braintree, Massachusetts	02184
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,715,792 shares of common stock, par value $0.0001 per share, issued and outstanding as of August 6, 2007.

Transitional Small Business Disclosure Format (check one):               ☐ Yes   ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$413,440	$421,668
Short-term investment	-	202,849
Accounts receivable	227,244	66,614
Inventory	31,221	34,279
Prepaid expenses	70,975	85,708
Total Current Assets	742,880	811,118

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $19,285 and $16,346, respectively	31,792	34,407
Total Assets	$774,672	$845,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$121,655	$103,833
Accrued expenses	56,435	46,114
Due to stockholders	84,312	101,774
Deferred revenue	39,648	35,084
Customer deposits	26,941	26,941
Total Current Liabilities	328,991	313,746

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,715,792 issued and outstanding at June 30, 2007 (unaudited) and March 31, 2007	1,872	1,872
Additional paid-in capital	1,656,570	1,632,236
Accumulated deficit	(1,206,938)	(1,097,813)
Accumulated other comprehensive loss	(5,823)	(4,516)
Total Stockholders’ Equity	445,681	531,779
Total Liabilities and Stockholders’ Equity	$774,672	$845,525

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
NET SALES	$752,027	$1,179,093

COSTS AND EXPENSES
Cost of goods sold	686,745	1,136,851
General and administrative	174,251	116,241
Depreciation	2,615	1,501
Total Costs and Expenses	863,611	1,254,593

NET OPERATING LOSS	(111,584)	(75,500)

OTHER INCOME
Interest income	2,459	478
Total Other Income	2,459	478

NET LOSS BEFORE TAXES	(109,125)	(75,022)

PROVISION FOR INCOME TAXES	-	(895)

NET LOSS	$(109,125)	$(75,917)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,715,792	18,086,092

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,125)	$(75,917)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,615	1,501
Stock based compensation	15,084	349
Contribution of services	13,000	39,000
Changes in operating assets and liabilities
Accounts receivable	(160,630)	39,220
Inventory	3,058	(1,145)
Prepaid expenses	10,983	(32,229)
Accounts payable	17,822	(31,918)
Accrued expenses	10,321	(2,280)
Deferred Revenue	4,564	(12,169)
Customer deposits	-	-
Net cash used in operating activities	(192,308)	(75,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	202,849	-
Purchases of property and equipment	-	(2,288)
Net cash used in investing activities	202,849	(2,288)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to)/loans from stockholders	(17,462)	10,758
Proceeds from issuance of common stock	-	534,430
Net cash provided by financing activities	(17,462)	545,188

EFFECT OF RATE CHANGE ON CASH	(1,307)	(2,588)

NET (DECREASE)/ INCREASE IN CASH	(8,228)	464,724

CASH, BEGINNING OF PERIOD	421,668	375,631

CASH, END OF PERIOD	$413,440	$840,355

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for taxes	-	$895

Contribution of services by officers and directors	$13,000	39,000

Stock based compensation	15,084	349

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10-KSB for the year ended March 31, 2007.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net operating losses of $1,206,938 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONTRIBUTION OF SERVICES

During the three months ended June 30, 2007, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements exist, the Company has agreed to pay its officers and directors a total of approximately $6,800 per month. For the three months ended June 30, 2007, $13,603 has been accrued for officer and director salaries. At June 30, 2007, these amounts have not yet been paid.

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 and $39,000 in contributed services during the three months ended June 30, 2007 and June 30, 2006, respectively.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE D- STOCK OPTIONS

The following table summarizes stock option activity for the three months ended June 30, 2007:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2007	225,000	$0.50			307,500	$0.50

Granted	-				-
Exercised	-				-
Cancelled/Forfeited	(105,000)	0.50			(75,000)	0.50

Outstanding, June 30, 2007	120,000		2.47	-	232,500		3.13	-
Exercisable at June 30, 2007	33,333		-	-	52,500		-	-

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

Business Overview

ZipGlobal Holdings, Inc. is a Delaware corporation working through its wholly-owned subsidiary Beasley Holdings Limited, a British Virgin Island company located in Hong Kong and acquired by us in a share exchange consummated in November 2005. Through Beasley, we provide Internet telephony services to over 3,400 registered subscribers as of June 30, 2007 by utilizing Voice over Internet Protocol, or VoIP, technology. While we sell our services to all parts of the world, over 80% of our current customers are located outside of the United States and Canada and our growth strategy has been focused on the domestic and international Asian markets. We also sell telecommunication time to other resellers of telecommunication time. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct sales and to better serve our customers in Asia.

During the three months ended June 30, 2007, we commenced a new business initiative called ZipGlobal Cell Phone Direct, which allows U.S. and Canadian cell phone users to make international cellular phone calls through ZipGlobal's systems. The long distance call is accomplished by having ZipGlobal Cell Phone Direct customers call into our switch system through a prepaid telephone card number. By dialing into a designated ZipGlobal access number, the caller’s cell phone is recognized by our switch system and the call is connected. We believe that our ZipGlobal Cell Phone Direct program offers competitive rates.

We have incurred net operating losses of $1,206,938 since our inception, and our auditors have expressed doubt about our ability to continue as a going concern. In order to grow our customer base and revenue, we seeking to grow our business by increasing our sales force in Asia. We are pursuing to grow our business in the near term to capitalize on the current expansion of Internet broadband usage and to establish ourselves in VoIP market in Asia. We intend to continue to pursue growth because we believe it will position us as a viable competitor in the long term. This strategy, however, will result in further net losses.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues. We recognize revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. During the three months ended June 30, 2007, we commenced our ZipGlobal Cell Phone Direct program. The long distance call is accomplished by having ZipGlobal Cell Phone Direct customers call into our switch system through a prepaid telephone card number. We recognize revenue on our ZipGlobal Cell Phone Direct program when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes is not recognized until used and until such time, are stated as deferred revenue. Our overall revenues were $752,027 for the three month period ended June 30, 2007, compared to $1,179,093 for the three month period ended June 30, 2006. This decrease was primarily due to a decrease in our resell business, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. Our costs of sales for the quarter ended June 30, 2007 were $686,745 compared to $1,136,851 for the three months ended June 30, 2006. This decrease was due to a decrease in our purchases of blocks of VoIP telephony time in connection with our resell business. Cost of sales primarily consists of fees paid to other telecommunication providers for blocks of telecommunications time for our resale and retail businesses.

Gross Margins. During the quarter ending June 30, 2007, the Company experienced decreasing revenues and increasing gross margins. Gross margins increased from 4% for the three months ended June 30, 2006 to 9% for the three months ended June 30, 2007. Sales for wholesale minutes declined, however gross margins on wholesale minutes are small. Additionally, ZipGlobal Cell Phone Direct sales began during the three months ended June 30, 2007. The gross margins for this ZipGlobal Cell Phone Direct are greater than the gross margins on wholesale minute sales. Therefore, when ZipGlobal Cell Phone Direct sales are included, gross margins have increased although overall revenues have declined.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $174,251 for the quarter ended June 30, 2007 from $116,241 for the quarter ended June 30, 2006. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated deficit of $1,206,938 at June 30, 2007, and there is doubt about our ability to continue as a going concern. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings.

Cash Balance. At June 30, 2007, we had a cash balance of $413,440 compared to $421,668 as of March 31, 2007. We anticipate continuing to rely on private and public equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Short-Term Investment. At June 30, 2007, we had a short-term investment of $0 compared to $202,849 as of March 31, 2007. This decrease was due to the redemption of a short-term investment to fund our operations.

Accounts Receivable. At June 30, 2007, we had accounts receivable of $227,244, compared to $66,614 as of March 31, 2007. This increase was due to the launching of ZipGlobal Cell Phone Direct.

Accounts Payable. At June 30, 2007, we had accounts payable of $121,655, compared to $103,833 as of March 31, 2007. This increase was due to the launch of ZipGlobal Cell Phone Direct during the quarter ended June 30, 2007.

Accrued Expenses. At June 30, 2007, we had accrued expenses of $56,435, compared to $46,114 as of March 31, 2007. This increase was due to increased commission expenses.

Deferred Revenues. At June 30, 2007, we had deferred revenues of $39,648 compared to $35,084 as of March 31, 2007. This increase was due to an increase in prepaid subscription fees from customers from our ZipGlobal Cell Phone Direct program.

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

Cash and Cash Equivalents

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

Stock-Based Compensation

We account for stock based compensation using the fair value method. In determining fair value for the options, the Company is utilizing the Black-Scholes model with the following assumptions:

Risk-free rate	4.85% - 4.90%
Volatility	46% - 47%
Expected Life	3 years
Dividend Yield	0%

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

Assumption	Change	Change in Stock-Based Compensation
Risk-free rate	100 basis point increase	$ (425)
	100 basis point decrease	$ (4,272)
Volatility	1000 basis point increase	$ 7,703
	1000 basis point decrease	$ (12,732)
Expected Life	Held until expiration	$ 5,378
	1 year decrease	$ (14,485)

Revenue Recognition

The Company earns revenue through the retail sales of VoIP gateway boxes and telephony minutes and through the resale of block VoIP telephony minutes to other telecommunications providers. We recognize revenue on our ZipGlobal Cell Phone Direct program, commenced in the quarter ended June 30, 2007, when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes in connection with our ZipGlobal Cell Phone Direct program is not recognized until used and until such time, are stated as deferred revenue.

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

Substantially all of our telephony services revenue is derived from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenue from per minute fees for international calls and for any calling minutes in excess of a customer's monthly plan limits. Monthly subscription fees are automatically charged to customers' credit or debit cards in advance and are recognized over the following month when services are provided. Revenue generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer's credit card in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenue earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

Deferred Revenue

Deferred revenue represents the unused telecommunication time from system subscribers and the unamortized portion of activation fees. The dollar value of unused minutes in connection with our ZipGlobal Cell Phone Direct program is not recognized until used and until such time, are stated as deferred revenue.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.

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

Contributed Services

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries during the three months ended June 30, 2007, the Company no longer accrues contributed services for the time officers and directors are compensated for.

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

Date: August 6, 2007		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

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