Form 10QSB
period 2007-09-30
ZipGlobal Holdings, Inc.
filed 2007-11-09
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to____________________

Commission file number: 333-135134

ZIPGLOBAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3837010
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

420 Washington Street, Unit LL-6,
Braintree, Massachusetts	02184
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,715,792 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format (check one):	☐ Yes ☒ No

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$215,546	$421,668
Short-term investment	-	202,849
Accounts receivable	299,876	66,614
Inventory	33,555	34,279
Prepaid expenses	95,247	85,708
Total Current Assets	644,224	811,118

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $22,350 and $16,346, respectively	30,978	34,407

Total Assets	$675,202	845,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$84,082	$103,833
Accrued expenses	86,306	46,114
Due to stockholders	86,047	101,774
Deferred revenue	64,056	35,084
Customer deposits	26,941	26,941
Total Current Liabilities	347,432	313,746

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,715,792 issued and outstanding at September 30, 2007 (unaudited) and March 31, 2007	1,872	1,872
Additional paid-in capital	1,657,072	1,632,236
Accumulated deficit	(1,328,998)	(1,097,813)
Accumulated other comprehensive loss	(2,176)	(4,516)
Total Stockholders’ Equity	327,770	531,779

Total Liabilities and Stockholders’ Equity	$675,202	$845,525

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET SALES	$604,654	$1,053,047	$1,356,681	$2,232,140

COSTS AND EXPENSES
Cost of goods sold	554,920	1,006,827	1,241,665	2,143,678
General and administrative	168,763	143,595	343,014	259,836
Depreciation	3,166	1,607	5,781	3,108
Total Costs and Expenses	726,849	1,152,029	1,590,460	2,406,622

NET OPERATING LOSS	(122,195)	(98,982)	(233,779)	(174,482)

OTHER INCOME
Interest income	135	18	2,594	496
Total Other Income	135	18	2,594	496

NET LOSS BEFORE TAXES	(122,060)	(98,964)	(231,185)	(173,986)

PROVISION FOR INCOME TAXES	-	1,055	-	1,950

NET LOSS	(122,060)	(100,019)	(231,185)	(175,936)

NET INCOME (LOSS) PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,715,792	18,635,792	18,715,792	18,362,461

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,185)	$(175,936)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,781	3,108
Stock based compensation	19,336	3,237
Contribution of services	13,000	78,000
Changes in operating assets and liabilities
Accounts receivable	(233,262)	2,364
Inventory	724	(1,783)
Prepaid expenses	(17,039)	(54,767)
Accounts payable	(19,751)	(12,183)
Accrued expenses	40,192	(6,930)
Deferred Revenue	28,972	(5,656)
Net cash used in operating activities	(393,232)	(170,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	202,849	-
Purchases of property and equipment	(2,352)	(4,023)
Net cash provided by (used) in investing activities	200,497	(4,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans from stockholders	(15,727)	-
Loans from stockholders	-	12,078
Proceeds from issuance of common stock	-	534,430
Net cash provided by (used in) financing activities	(15,727)	546,508

EFFECT OF RATE CHANGE ON CASH	2,340	(2,852)

NET (DECREASE)/ INCREASE IN CASH	(206,122)	369,087

CASH, BEGINNING OF PERIOD	421,668	375,631

CASH, END OF PERIOD	215,546	744,718

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended September 30,
	2007	2006
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for taxes	-	-

Contribution of services by officers and directors	13,000	78,000

Stock based compensation	19,336	3,237

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10KSB for the year ended March 31, 2007.

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins.

During the three months ended September 30, 2007, the Company introduced a new business named ZipPay Payment Solutions, which will provide international and domestic monetary transfer, credit card processing and a full line of “e-wallet” payment solution services. There was no significant activity in the ZipPay Payment Solutions business during the three months ended September 30, 2007.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $1,328,998 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – CONTRIBUTION OF SERVICES

During the six months ended September 30, 2007, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements exist, the Company has agreed to pay its officers and directors a total of approximately $6,800 per month. For the six months ended September 30, 2007, $34,008 has been accrued for officer and director salaries. At September 30, 2007, $13,603 has not yet been paid.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE C – CONTRIBUTION OF SERVICES (CONTINUED)

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 and $78,000 in contributed services during the six months ended September 30, 2007 and September 30, 2006, respectively.

NOTE D- STOCK OPTIONS

The following table summarizes stock option activity for the six months ended September 30, 2007:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2007	225,000	$0.50			307,500	$0.50

Granted	-				-
Exercised	-				-
Cancelled/ Forfeited	(105,000)	0.50			(95,000)	0.50

Outstanding, September 30, 2007	120,000		2.22	84,000	212,500		2.89	148,750
Exercisable at September 30, 2007	33,333		-	23,333	52,500		-	36,750

(1) The intrinsic value is the difference between the market price of the stock and the exercise price of the option.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE E – COMPREHENSIVE LOSS

The reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Loss	$(122,060)	$(100,019)	$(231,185)	$(175,936)
Foreign currency translation adjustment	3,647	(264)	2,340	(2,852)
Comprehensive Loss	$(118,413)	$(100,238)	$(228,845)	$(178,788)

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

Business Overview

ZipGlobal Holdings, Inc. is a Delaware corporation working through its wholly-owned subsidiary Beasley Holdings Limited, a British Virgin Island company located in Hong Kong and acquired by us in a share exchange consummated in November 2005. Through Beasley, we provide Internet telephony services to over 3,400 registered subscribers as of September 30, 2007 by utilizing Voice over Internet Protocol, or VoIP, technology. While we sell our services to all parts of the world, over 80% of our current customers are located outside of the United States and Canada and our growth strategy has been focused on the domestic and international Asian markets. We also sell telecommunication time to other resellers of telecommunication time. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct sales and to better serve our customers in Asia.

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

In August 2007, we halted our operation of telecommunication minutes resell business because of small gross profit margin.

During the three months ended September 30, 2007, we introduced a new business named ZipPay Payment Solutions, provides international and domestic monetary transfer, credit card processing and a full line of “e-wallet” payment solution services. There was no significant activity in the ZipPay Payment Solutions business during the three months ended September 30, 2007.

We have incurred net operating losses of $1,328,998 since our inception, and our auditors have expressed doubt about our ability to continue as a going concern. In order to grow our customer base and revenue, we seeking to grow our business by increasing our sales force in Asia. We are pursuing to grow our business in the near term to capitalize on the current expansion of Internet broadband usage and to establish ourselves in VoIP market in Asia. We intend to continue to pursue growth because we believe it will position us as a viable competitor in the long term. This strategy, however, will result in further net losses.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues. We recognized revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards, resale of blocks of telecommunications time to other telecommunication providers. During the three months ended June 30, 2007, we commenced our ZipGlobal Cell Phone Direct program. The long distance call is accomplished by having ZipGlobal Cell Phone Direct customers call into our switch system through a prepaid telephone card number. We recognize revenue on our ZipGlobal Cell Phone Direct program when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes is not recognized until used and until such time, are stated as deferred revenue. During the three months ended September 30, 2007, we introduced a new business of ZipPay Payment Solutions. No revenues were recognized relating to ZipPay Payment Solutions during the three months ended September 30, 2007. Our overall revenues were $604,564 for the three month period ended September 30, 2007, compared to $1,053,047 for the three month period ended September 30, 2006. This decrease was primarily due to the cessation of our telecommunication minutes resell business in August, 2007, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales for our telephony services consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. The cost of sales for payment solution services comprises costs associated with purchasing products from our suppliers and handling fees to our services providers. Our costs of sales for the quarter ended September 30, 2007 were $554,920 compared to $1,006,827 for the three months ended September 30, 2006. This decrease was due to a decrease in our purchases of blocks of VoIP telephony time in connection with our resell business which was halted in August 2007.

Gross Margins. During the quarter ended September 30, 2007, the Company experienced decreasing revenues and increasing gross margins. Gross margins increased from approximately 4.4% for the three months ended September 30, 2006 to approximately 8.2% for the three months ended September 30, 2007. Sales for wholesale minutes declined, however gross margins on wholesale minutes are small. Additionally, ZipGlobal Cell Phone Direct sales saw a growth during the three months ended September 30, 2007. The gross margins for ZipGlobal Cell Phone Direct are greater than the gross margins on wholesale minute sales. Therefore, when ZipGlobal Cell Phone Direct sales are included, gross margins have increased although overall revenues have declined.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $168,763 for the quarter ended September 30, 2007 from $143,595 for the quarter ended September 30, 2006. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Revenues. We recognized revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards, resale of blocks of telecommunications time to other telecommunication providers, During the three months ended June 30, 2007, we commenced our ZipGlobal Cell Phone Direct program. The long distance call is accomplished by having ZipGlobal Cell Phone Direct customers call into our switch system through a prepaid telephone card number. We recognize revenue on our ZipGlobal Cell Phone Direct program when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes is not recognized until used and until such time, are stated as deferred revenue. During the three months ended September 30, 2007, we introduced a new business of ZipPay Payment Solutions. No revenues were recognized relating to ZipPay Payment Solutions during the six months ended September 30, 2007. Our overall revenues were $1,356,681 for the six month period ended September 30, 2007, compared to $2,232,140 for the six month period ended September 30, 2006. This decrease was primarily due to the cessation our resell business in August 2007, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales for our telephony services consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. The cost of sales for payment solution services comprises costs associated with purchasing products from our suppliers and handling fees to our services providers. Our costs of sales for the six months ended September 30, 2007 were $1,241,665 compared to $2,143,678 for the six months ended September 30, 2006. This decrease was due to a decrease in our purchases of blocks of VoIP telephony time in connection with our resell business which was halted in August 2007.

Gross Margins. During the six months ended September 30, 2007, the Company experienced decreasing revenues and increasing gross margins. Gross margins increased from approximately 4% for the six months ended September 30, 2006 to approximately 8.5% for the six months ended September 30, 2007. Sales for wholesale minutes declined, however gross margins on wholesale minutes are small.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $343,014 for the six months ended September 30, 2007 from $259,836 for six months ended September 30, 2006. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Liquidity and Capital Resources

As indicated in the financial statements included in this Quarterly Report, we have has incurred net operating losses of $1,328,998 since inception. Our plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support our operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Cash Balance. At September 30, 2007, we had a cash balance of $215,546 compared to $421,668 as of March 31, 2007. We anticipate continuing to rely on private and public equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Short-Term Investment. At September 30, 2007, we had a short-term investment of $0 compared to $202,849 as of March 31, 2007. This decrease was due to the redemption of a short-term investment to fund our operations.

Accounts Receivable. At September 30, 2007, we had accounts receivable of $299,876, compared to $66,614 as of March 31, 2007. This increase was due to the launching of ZipGlobal Cell Phone Direct.

Accounts Payable. At September 30, 2007, we had accounts payable of $84,082, compared to $103,833 as of March 31, 2007. This decrease was due to the cessation of telephony minutes resell business in August 2007

Accrued Expenses. At September 30, 2007, we had accrued expenses of $86,306, compared to $46,114 as of March 31, 2007. This increase was due to the accrual of consultancy fees and directors’ monthly salaries.

Deferred Revenues. At September 30, 2007, we had deferred revenues of $64,056 compared to $35,084 as of March 31, 2007. This increase was due to an increase in prepaid subscription fees from customers from our ZipGlobal Cell Phone Direct program.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property, plant and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

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

Assumption	Change	Change in Stock-Based Compensation
Risk-free rate	100 basis point increase	$(4,184)
	100 basis point decrease	$(7,813)

Volatility	1000 basis point increase	$3,483
	1000 basis point decrease	$(15,793)
Expected Life	Held until expiration	$1,249
	1 year decrease	$(17,446)

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

The Company records the resale of block VoIP telephony minutes on a gross basis as the Company has latitude in establishing the resale price, has discretion in its selection of resale suppliers and has credit risk on the transactions. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collectibility is probable. The resell business was halted in August 2007.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Contribution of Services

During the six months ended September 30, 2007, we agreed to begin paying salaries to our officers and directors. Although no formal employment agreements exist, we have has agreed to pay our officers and directors a total of approximately $6,800 per month. For the six months ended September 30, 2007, $34,008 has been accrued for officer and director salaries. At September 30, 2007, $13,603 has not yet been paid.

Previously, we did not pay salaries or fees to our directors and officers. As such, we recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As we agreed to pay its officers and directors salaries, we no longer accrue contributed services. We recognized $13,000 and $78,000 in contributed services during the six months ended September 30, 2007 and September 30, 2006, respectively.

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

Date: November 9, 2007		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
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