Form 10QSB
period 2007-12-31
ZipGlobal Holdings, Inc.
filed 2008-02-12
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 18,758,292 shares of common stock, par value $0.0001 per share, issued and outstanding as of February 12, 2008.

Transitional Small Business Disclosure Format (check one):	☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$131,058	$421,668
Short-term investment	-	202,849
Accounts receivable	425,593	66,614
Inventory	33,402	34,279
Prepaid expenses	93,084	85,708
Total Current Assets	683,137	811,118

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $26,006 and $16,346, respectively	31,503	34,407

Total Assets	714,640	845,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$108,920	$103,833
Accrued expenses	97,592	46,114
Bridge loans	85,000	-
Due to stockholders	88,002	101,774
Deferred revenue	66,148	35,084
Customer deposits	26,941	26,941
Total Current Liabilities	472,603	313,746

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,715,792 issued and outstanding at December 31, 2007 (unaudited) and March 31, 2007	1,872	1,872
Additional paid-in capital	1,663,281	1,632,236
Accumulated deficit	(1,413,656)	(1,097,813)
Accumulated other comprehensive loss	(9,460)	(4,516)
Total Stockholders’ Equity	242,037	531,779

Total Liabilities and Stockholders’ Equity	$714,640	$845,525

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
NET SALES	$222,251	$1,382,373	$1,578,932	$3,614,513

COSTS AND EXPENSES
Cost of goods sold	157,978	1,330,764	1,399,643	3,474,442
General and administrative	139,688	199,587	482,702	459,423
Depreciation	3,423	1,009	9,204	4,117
Total Costs and Expenses	301,089	1,531,360	1,891,549	3,937,982

NET OPERATING LOSS	(78,838)	(148,987)	(312,617)	(323,469)

OTHER INCOME (EXPENSE)
Interest income	458	1,663	3,052	2,159
Interest expense	(6,278)	94	(6,278)	94
Loss on disposal of fixed assets	-	(1,202)	-	(1,202)
Total Other Income (Expense)	(5,820)	555	(3,226)	1,051

NET LOSS BEFORE TAXES	(84,658)	(148,432)	(315,843)	(322,418)

PROVISION FOR INCOME TAXES	-	-	-	1,950

NET LOSS	(84,658)	(148,432)	(315,843)	(324,368)

NET INCOME (LOSS) PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,715,792	18,655,792	18,715,792	18,471,202

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(315,843)	$(324,368)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	9,204	4,117
Stock based compensation	29,295	6,125
Contribution of services	13,000	117,000
Changes in operating assets and liabilities
Accounts receivable	(358,979)	60,550
Inventory	877	(1,954)
Prepaid expenses	(18,626)	(13,575)
Accounts payable	5,087	(28,503)
Accrued expenses	51,478	1,228
Deferred Revenue	31,064	(23,448)
Net cash used in operating activities	(553,443)	(202,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	202,849	-
Purchases of property and equipment	(6,300)	(2,276)
Net cash provided by (used) in investing activities	196,549	(2,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans from stockholders	(13,772)	-
Loans from stockholders	-	17,084
Proceeds from bridge loans	85,000	-
Proceeds from issuance of common stock	-	534,430
Net cash provided by (used in) financing activities	71,228	551,514

EFFECT OF RATE CHANGE ON CASH	(4,944)	(454)

NET (DECREASE)/ INCREASE IN CASH	(290,610)	345,956

CASH, BEGINNING OF PERIOD	421,668	375,631

CASH, END OF PERIOD	131,058	721,587

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for taxes	-	-

Contribution of services by officers and directors	13,000	117,000

Stock based compensation	29,295	6,125

See accompanying notes to condensed consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10KSB for the year ended March 31, 2007.

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins.

During the three months ended September 30, 2007, the Company introduced a new business named ZipPay Payment Solutions, which will provide international and domestic monetary transfer, credit card processing and a full line of “e-wallet” payment solution services. There was no significant activity in the ZipPay Payment Solutions business during the nine months ended December 31, 2007.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $1,413,656 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONTRIBUTION OF SERVICES

During the nine months ended December 31, 2007, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements exist, the Company has agreed to pay its officers and directors a total of approximately $6,800 per month. For the nine months ended December 31, 2007, $54,413 has been accrued for officer and director salaries. At December 31, 2007, $34,008 has not yet been paid.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE C - CONTRIBUTION OF SERVICES (CONTINUED)

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 and $117,000 in contributed services during the nine months ended December 31, 2007 and 2006, respectively.

NOTE D- STOCK OPTIONS

The following table summarizes stock option activity for the nine months ended December, 2007:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2007	225,000	$0.50			307,500	$0.50

Granted	-				-
Exercised	-				-
Cancelled/ Forfeited	(105,000)	0.50			(95,000)	0.50
Outstanding, December 31, 2007	120,000		1.97	60,000	212,500		2.64	106,250
Exercisable at December 31, 2007	40,000		-	20,000	70,833		-	35,417

(1)	The intrinsic value is the difference between the market price of the stock and the exercise price of the option.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE E - COMPREHENSIVE LOSS

The reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31
	2007	2006	2007	2006
Net Loss	(84,658)	(148,432)	(315,843)	(324,368)
Foreign currency translation adjustment	(7,284)	2,398	(4,944)	(454)
Comprehensive Loss	(91,942)	(146,034)	(320,787)	(324,822)

NOTE F- BRIDGE LOANS

In December 2007, the Company received six-month bridge loans totaling $85,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $85,000, the Company is to issue 42,500 shares of restricted common stock if the loans are paid at maturity and 85,000 shares of restricted common stock if the loans are extended for an additional six-month period. At December 31, 2007, no shares for this purpose have been issued. The Company is recognizing interest expense as the fair value of the 42,500 shares issued over the six-month term. Interest expense of $6,278 has been recognized in the period ended December 31, 2007.

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

Business Overview

ZipGlobal Holdings, Inc. is a Delaware corporation working through its wholly-owned subsidiary Beasley Holdings Limited, a British Virgin Island company located in Hong Kong and acquired by us in a share exchange consummated in November 2005. Through Beasley, we provide Internet telephony services to over 3,400 registered subscribers as of December 31, 2007 by utilizing Voice over Internet Protocol, or VoIP, technology. While we sell our services to all parts of the world, over 80% of our current customers are located outside of the United States and Canada and our growth strategy has been focused on the domestic and international Asian markets. We also sell telecommunication time to other resellers of telecommunication time. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct sales and to better serve our customers in Asia.

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

During the three months ended September 30, 2007, we introduced a new business named ZipPay Payment Solutions, provides international and domestic monetary transfer, credit card processing and a full line of “e-wallet” payment solution services. There was no significant activity in the ZipPay Payment Solutions business during the nine months ended December 31, 2007.

We have incurred net operating losses of $1,413,656 since our inception, and our auditors have expressed doubt about our ability to continue as a going concern. In order to grow our customer base and revenue, we are seeking to grow our business in Asia. We are pursuing to grow our business in the near term by introducing new products and businesses, both by ourselves and with business partners.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenues. We recognized revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards. During the three months ended June 30, 2007, we commenced our ZipGlobal Cell Phone Direct program. The long distance call is accomplished by having ZipGlobal Cell Phone Direct customers call into our switch system through a prepaid telephone card number. We recognize revenue on our ZipGlobal Cell Phone Direct program when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes is not recognized until used and until such time, are stated as deferred revenue. During the three months ended September 30, 2007, we introduced a new business of ZipPay Payment Solutions. No significant revenues were recognized relating to ZipPay Payment Solutions during the nine months ended December 31, 2007. Our overall revenues were $222,251 for the three month period ended December 31, 2007, compared to $1,382,373 for the three month period ended December 31, 2006. This decrease was primarily due to the cessation of our telecommunication minutes resell business in August, 2007, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales for our telephony services consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. The cost of sales for payment solution services comprises costs associated with purchasing products from our suppliers and handling fees to our services providers. Our costs of sales for the quarter ended December 31, 2007 were $157,978 compared to $1,330,764 for the three months ended December 31, 2006. This decrease was due to a decrease in our purchases of blocks of VoIP telephony time in connection with our resell business which was halted in August 2007.

Gross Margins. During the quarter ended December 31, 2007, the Company experienced decreasing revenues and increasing gross margins. Gross margins increased from approximately 3.7% for the three months ended December 31, 2006 to approximately 28.9% for the three months ended December 31, 2007. Sales for wholesale minutes ceased, however gross margins on wholesale minutes are small. Additionally, ZipGlobal Cell Phone Direct sales saw a growth during the three months ended December 31, 2007. The gross margins for ZipGlobal Cell Phone Direct are greater than the gross margins on wholesale minute sales. Therefore, when ZipGlobal Cell Phone Direct sales are included, gross margins have increased although overall revenues have declined.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses decreased to $139,688 for the quarter ended December 31, 2007 from $199,587 for the quarter ended December 31, 2006. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Revenues. We recognized revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards. During the three months ended June 30, 2007, we commenced our ZipGlobal Cell Phone Direct program. The long distance call is accomplished by having ZipGlobal Cell Phone Direct customers call into our switch system through a prepaid telephone card number. We recognize revenue on our ZipGlobal Cell Phone Direct program when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes is not recognized until used and until such time, are stated as deferred revenue. During the three months ended September 30, 2007, we introduced a new business of ZipPay Payment Solutions. No significant revenues were recognized relating to ZipPay Payment Solutions during the nine months ended December 31, 2007. Our overall revenues were $1,578,932 for the nine month period ended December 31, 2007, compared to $3,614,513 for the nine month period ended December 31, 2006. This decrease was primarily due to the cessation our resell business in August 2007, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

Costs of Sales. The cost of sales for our telephony services consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers. The cost of sales for payment solution services comprises costs associated with purchasing products from our suppliers and handling fees to our services providers. Our costs of sales for the nine months ended December 31, 2007 were $1,399,643 compared to $3,474,442 for the nine months ended December 31, 2006. This decrease was due to a decrease in our purchases of blocks of VoIP telephony time in connection with our resell business which was halted in August 2007.

Gross Margins. During the nine months ended December 31, 2007, the Company experienced decreasing revenues and increasing gross margins. Gross margins increased from approximately 3.8% for the nine months ended December 31, 2006 to approximately 11.4% for the nine months ended December 31, 2007. Sales for wholesale minutes declined, however gross margins on wholesale minutes are small.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $482,702 for the nine months ended December 31, 2007 from $459,423 for nine months ended December 31, 2006. The most significant components of general and administrative expenses are salaries, contributed services and rent.

Liquidity and Capital Resources

As indicated in the financial statements included in this Quarterly Report, we have incurred net operating losses of $1,413,656 since inception. Our plans are to fund capital requirements in addition to sustain, grow and increase business operations with existing and new products. Failure to raise capital and generate sales revenues in the future could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support our operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Bridge Loans:

In December 2007, the Company received six-month bridge loans from three accredited investors totaling $85,000. The bridge loans are unsecured and nonrecourse. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $85,000, the Company is to issue 42,500 shares of restricted common stock if the loans are paid at maturity and 85,000 shares of restricted common stock if the loans are extended for an additional six-month period. At December 31, 2007, no shares for this purpose have been issued.

Cash Balance. At December 31, 2007, we had a cash balance of $131,058 compared to $421,668 as of March 31, 2007. As discussed above, in December 2007, we received six-month bridge loans of $85,000. We anticipate continuing to rely on private and public equity sales of our common stock along with existing and new business revenues in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Short-Term Investment. At December 31, 2007, we had a short-term investment of $0 compared to $202,849 as of March 31, 2007. This decrease was due to the redemption of a short-term investment to fund our operations.

Accounts Receivable. At December 31, 2007, we had accounts receivable of $425,593, compared to $66,614 as of March 31, 2007. This increase was due to the launching of ZipGlobal Cell Phone Direct.

Accounts Payable. At December 31, 2007, we had accounts payable of $108,920, compared to $103,833 as of March 31, 2007. This increase was due to an increase in amount due to payment solution customers.

Accrued Expenses. At December 31, 2007, we had accrued expenses of $97,592, compared to $46,114 as of March 31, 2007. This increase was due to the accrual of consultancy fees and directors’ monthly salaries.

Deferred Revenues. At December 31, 2007, we had deferred revenues of $66,148 compared to $35,084 as of March 31, 2007. This increase was due to an increase in prepaid subscription fees from customers from our ZipGlobal Cell Phone Direct program.

Historically, our principal uses of cash have been to fund operating losses, which were driven by start-up costs associated with opening offices in Asia and the costs of developing our technology. We seek to eliminate our net losses in the future by growing our customer base in Asia through our introduction new products and entering into new licenses and partnerships as we seek to grow our customer base in Asia with new business products. We believe that our technology has been sufficiently developed and we anticipate less technology costs or the total elimination of technology costs as time moves forward.

To implement our growth strategy, we are currently seeking additional funding by accessing the equity or debt capital markets. In addition, we are currently seeking suitable acquisition opportunities that may or may not include a cash component. If there is a cash component to a potential acquisition, we may need to seek additional funding. However, there are no assurances that we will be able to obtain any additional funds.

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

Revenue Recognition

The Company earns revenue through the retail sales of VoIP gateway boxes and telephony minutes. We recognize revenue on our ZipGlobal Cell Phone Direct program, commenced in the quarter ended June 30, 2007, when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes in connection with our ZipGlobal Cell Phone Direct program is not recognized until used and until such time, are stated as deferred revenue. We recognize revenues from 1-800 number sales.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Contribution of Services

During the nine months ended December 31, 2007, we agreed to begin paying salaries to our officers and directors. Although no formal employment agreements exist, we have has agreed to pay our officers and directors a total of approximately $6,800 per month. For the nine months ended December 31, 2007, an aggregate amount of $54,413 has been accrued for officer and director salaries. At December 31, 2007, an aggregate of $34,008 has not yet been paid.

Previously, we did not pay salaries or fees to our directors and officers. As such, we recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As we agreed to pay its officers and directors salaries, we no longer accrue contributed services. We recognized an aggregate of $13,000 and $117,000 in contributed services during the nine months ended December 31, 2007 and December 31, 2006, respectively.

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

Date: February 12, 2008		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

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