Form 10KSB
period 2008-03-31
ZipGlobal Holdings, Inc.
filed 2008-07-15
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal period ended	March 31, 2008
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	333-135134
ZIPGLOBAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Delaware	20-3837010
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	420 Washington Street, Unit LL-6, Braintree, Massachusetts	02184
	(Address of Principal Executive Offices)	(Zip Code)
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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

State issuer’s revenues for most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Approximately $9,606,254 based on an aggregate amount of 18,835,792 shares of common stock at a sales price of $0.51 on July 14, 2008.

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 15, 2008, there were 18,835,792 shares of common stock issued and outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General and Subsequent Event; Discontinued Operations

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

During the three months ended September 30, 2007, the Company introduced a new business named ZipPay Payment Solutions, which provides international and domestic monetary transfer, credit card processing and a full line of “e-wallet” payment solution services. There was no significant activity in the ZipPay Payment Solutions business during the fiscal year ended March 31, 2008.

Up until June 15, 2008, we were a retail provider of Internet telephony services with over 2,000 registered subscribers as of March 31, 2008. During the quarter ending March 31, 2008, we made the strategic decision to discontinue the VoIP aspect of our business due to its declining profitability. For the purpose of full disclosure, this annual report will contain a description of our VoIP business as it existed up until our latest fiscal year end, March 31, 2008. VoIP business was formally ceased on June 15, 2008.

By utilizing next-generation technology called Voice over Internet Protocol, or VoIP technology, as the primary conduit for transmitting multi-way multimedia data, we were able to bypass the high international services rates set by traditional service providers to provide our subscribers with high quality, low-cost communication services comparable to traditional circuit-switch telephone services. Over 40% of our current customers were located outside of the United States and Canada, and our strategy was focused on the domestic and international Asian markets. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct retail sales and to better serve our customers in Asia.

From February 2005 to August 2007, we also purchased blocks of VoIP telephony minutes from telecommunication providers and resold them to other telecommunication providers. We conducted this portion of our business pursuant to contracts we had with suppliers and purchasers of domestic and long-distance telecommunication minutes pursuant to which we purchased blocks of VoIP minutes and resold them on agreed upon prices without volume commitments. In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins. The resell business and VOIP business contributed a majority of our business and operations and have been accounted as discounted operations.

Our retail business focused on two major categories of customers: business and residential. We had offered three digital telephone service plan groups, each having an initial activation and monthly fee and with certain features not offered by standard telephone services, including global call forwarding and the ability for subscribers to select local area codes from over 30 countries, including the U.S. and Canada.

Our subscribers utilized our communication services by simply plugging a standard telephone into a VoIP gateway purchased by them from one of our sales representatives. The gateway box works by converting voice signals into digital data packets for transmission over the Internet. By providing our services through a subscriber’s existing broadband Internet connection, we were able to monitor, maintain and expand our network quickly and efficiently while minimizing capital and operating cost savings.

Resell Business

Our resell business consisted of our purchase and resale of blocks of domestic and long distance VoIP telecommunication minutes. We conducted our resell business through various contracts we had with providers and purchasers of telecommunication time. Under our purchase contracts, we would pay certain negotiated prices for blocks of domestic and long distance VoIP telephony minutes on an as needed basis. We then would resell those blocks of VoIP telephony minutes pursuant to contracts with other telecommunication providers at agreed upon prices and on as used basis, realizing profits on the price differential between our purchase price and resell price.

Retail Business

Technology

We had developed a number of software systems, such as our web-based billing system that provided our customers with valuable features while simultaneously enabling us to manage our business more efficiently. This system was used until the closing of VoIP business. The software systems remain property of the Company.

In order to use our VoIP telephone services, customers needed to have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more). Before going ending our VoIP business, our system was handling up to an average of 250 simultaneous calls, with decreasing numbers as VoIP ended. Our regional data connection points, which were the facilities at which our network interconnected with the public switched telephone network, were maintained by third party Internet service providers (ISPs), and therefore, our internet capacity and quality of service was dependent to a large degree on such third party ISPs technology over which we had no control.

Sales Process

We utilized sales agents on a commission basis. Pursuant to our dealer agreements, our sales agents provided us with a security deposit of $75 per kit for an initial kit of 50 to 100 kits. There were a nominal number of kits sold during the fiscal year ended March 31, 2007 and March 31, 2008.

Products and Services

Before ending our VoIP business, we had identified two major categories of customers: (1) business and (2) residential users. Business and residential users compiled 18% and 82%, respectively, of our retail business.

Basic Services

Before ending our VoIP business in June 2008, we offered three groups of international telephony service plans: Business, Family and Value. Our service features included:

o
Fax - Users could send and receive faxes through our service. Local Numbers - Users could receive phone calls from non-ZipGlobal callers on local numbers with the area of code of their choice for over 30 countries, including the U.S. and Canada. Extended Wireless Calling - Users could make international calls on their mobile phones.

Recognizing that our customers in East Asia require more flexibility in payment methods, we launched the retail package, ZipGlobal To-Go, in April 2007. Once the customers purchase the service kit, which includes a gateway device and 500 free calling minutes, they never need to worry about activation, cancellation or monthly fees. To use the service, they can purchase the To-Go Recharge Cards from dealers and retailers or make credit card payments online. Many of our customers have found the To-Go package to be an appropriate gift for numerous occasions.

The table below summarized our plans offered since July 2005, up until March 31, 2008.

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

Subscribers’ Locations

At March 31, 2008, we had over 2,000 registered subscribers. The table below lists where they were generally located:

Locations	Percentage of Subscribers
United States	47%
Canada	12%
Taiwan	12%
China	6%
India	3%
Hong Kong	2%
Jordan	2%
Argentina	1%
Nigeria	1%
Caribbean, Europe, Middle East, South East Asia	4.8%
Other Countries	9.2%
Total	100%

Employees

At March 31, 2008, we had a total of ten full time employees, six in China and four in Hong Kong. Of our ten employees, four were employed in marketing, four were employed in research and development and remaining two were employed in accounting, administration and customer service. With the closing of VoIP in June 2008, we currently have two full time employees, one in China and one in Hong Kong. These two employees do not include the Corporate Executives.

Patents and Trademarks

We did not own, either legally or beneficially, any patents or trademarks.

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

Risks Related to Our Business

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $1,927,586 since inception and our auditors have expressed their doubt that our Company will continue as a going concern in their fiscal year audit report contained herein. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors may become involved with other blank check companies which may become in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Because we have nominal assets and minimal operations, we are considered a shell company and our business is difficult to evaluate.

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins. Additionally, during the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008. These businesses represent the majority of the Company’s operations and have been accounted as a discontinued operation.

Because we nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. As a shell check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

As the Company no longer has operations or produces revenue and has only nominal assets and operations., there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company no longer has operations or revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are an early stage company and currently have limited revenues from operations. We may not realize any increasing revenues unless and until we successfully merge with or acquire an operating business.

We may issue more shares in a merger or acquisition, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

We haven’t conducted any market research nor identified any business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

FORWARD LOOKING STATEMENTS

When used in this annual report, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” “outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future despite, and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

Executive Offices - United States. Until February 28, 2008, we had leased an approximately 1,060 square feet space in Braintree, Massachusetts at $1,060 per month for our U.S. executive offices. The lease expired on February 28, 2008. Since such date, the Company has been leasing such space on a month to month basis at a monthly rent of $1,060.

 Sales Office - Guangzhou, China. We currently lease sales office space consisting of approximately 2,400 square feet located at Rooms 9,11,13 and 15 of North Tower, 21st Floor, Huasheng Building, No. 102 Middle Xianlie Road, Yue Xiu District, Guangzhou for a monthly rental fee of approximately $1,150 and a monthly management fee of approximately $546. The term of the lease commenced on September 1, 2006 and expires on September 30, 2008. On May 1, 2008, the Company sub leased the offices to a third party Company and currently no responsibility for the remainder of the lease.

Sales Office - Hong Kong. We currently lease sales office space consisting of approximately 993 square feet located at Flat A, 17th Floor, Capital Building, 6-10 Sun Wui Road, Causeway Bay, Hong Kong for a monthly rental fee of approximately $1,145 and a monthly management fee of approximately $335. The term of the lease commenced on April 15, 2006 and which expired on April 14, 2008. The Hong Kong office was closed on April 14, 2008.

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

Since March 14, 2007, our common stock has been listed for trading on the OTC Bulletin Board, or OTCBB, under the ticker symbol, “ZIPG.” Stocks traded on the OTCBB Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

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

At March 31, 2008, the Company had 18,780,792 shares of common stock issued and outstanding. At March 31, 2008, there were approximately 105 holders of record of our common stock. The record holders include some brokerage firms and nominees who may be holding shares in “street name” for the benefit of other holders. The Company believes that the number of beneficial owners of its common stock is slightly higher than the number of record holders.

The range of high and low bid information for our common stock on the OTCBB since the Company’s listing on the OTCBB on March 14, 2007 is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was a limited trading market for our common stock during the period reflected below:

Period	Low Bid ($)	High Bid ($)
Year Ended 3/31/09
Second Quarter (as of 7/8/08)	0.51	0.55
First Quarter	0.55	0.95

Year Ended 3/31/08
Fourth Quarter	0.55	1.03
Third Quarter	1.01	1.01
Second Quarter	1.20	1.20
First Quarter	1.10	1.50

Year Ended 3/31/07
Fourth Quarter	1.50	1.50

Dividend Policy

We have never declared or paid dividends on our common stock. We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, and any restrictions that may be imposed by our future credit arrangements.

Transfer Agent

Our transfer agent is Standard Registrar and Transfer Corporation located at 12528 South 1840 East, Draper 4455 South 700 East, Suite 200, Salt Lake City, Utah 84020, telephone number (801) 571-8844.

Recent Sales of Unregistered Securities

On October 27, 2005, the Company issued 100,000 shares of common stock for total consideration of $100 to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.
In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. Interest expense of approximately $32,000 has been recognized for the year ended March 31, 2008. In June 2008, the Company extended the $85,000 bridge Loan and issued 42,500 shares of restricted common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

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

Business Overview and Subsequent Event

Before our March 31, 2008 year end, we made the strategic decision to discontinue the VoIP aspect of our business due to its declining profitability.

We formally ceased our VoIP operations on June 15,,2008. Please see Item I for a description of our products and services offered up until the time when we ended our VoIP business.

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $1,927,586 since inception and our auditors have expressed their doubt that our Company will continue as a going concern in their fiscal year audit report contained herein. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has  realized limited revenues after deciding to end its VoIP business, and its plan of operation for the next twelve months is to maintain available limited revenues and locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since ending our VoIP business on June 15, 2008, our purpose has been to maintain available limited revenues and to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, or revenues. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any additional full-time employees, over and above the current two full time employees, so long as we are seeking and evaluating business opportunities.

Discontinued Operations

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins. Additionally, during the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008. These businesses represent the majority of the Company’s operations and have been accounted as a discontinued operation.

Results of Operations

Before our March 31, 2008 year end, we made the strategic decision to discontinue the VoIP aspect of our business due to its declining profitability. We formally ceased our VoIP operations on June 15, 2008.

The following is a result of Operations for the last fiscal year ending March 31, 2008, which was the time period up until the point when we made the decision to discontinue our operations in the VoIP business.

Net Loss. Up until we ceased our VoIP Business on June 15, 2008, we recognized revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $1,927,586 since inception. Our overall net loss increased to approximately $829,773 for the fiscal year ended March 31, 2008 from approximately $(449,081), for the fiscal year ended March 31, 2007. This increase was primarily driven by our resell business, commenced in February 2005, whereby we repurchase blocks of VoIP of telephony minutes from telecommunication providers and resell them to other telecommunications providers on a usage basis.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $140,994for the fiscal year ended March 31, 2008 from $89,179 for the fiscal year ended March 31, 2007.

Liquidity and Capital Resources

The Company has incurred cumulative net operating losses of $1,927,586 since inception. We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated deficit of $1,927,586 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings. We borrowed an aggregate of $328,547 from two of our executive officers, $235,246 of which was converted into shares of common stock on March 28, 2006 The remaining $93,301 is non-interest bearing and has not specific repayment date. We also sold an aggregate of 2,185,300 shares of our common stock in private placement transactions consummated in November 2005 and February, May and June 2006 for $0.50 per share, resulting in net proceeds of approximately $1,034,476. We are using the proceeds from the loans and offerings for working capital and other general corporate expenses, including funding operating losses.

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. Interest expense of approximately $32,000 has been recognized for the year ended March 31, 2008. In June 2008, the Company extended the $85,000 bridge Loan and issued 42,500 shares of restricted common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Cash Balance. At March 31, 2008, we had a cash balance of $7,775 compared to $246,558 as of March 31, 2007. This decrease was primarily due to lower retail sales and the cessation of our resell business in August 2007.

Accounts Receivable. At March 31, 2008, we had accounts receivable of $0 compared to $216 as of March 31, 2007. This decrease was due to our increased rate of collecting outstanding subscriber accounts.

Accrued Expenses: At March 31, 2008, we had accrued expenses of $65,621 campared to $0 as of March 31, 2007. This increase was due to accrued salaries due management and accrued interest due on bridge loans.

Accounts Payable. At March 31, 2008 and 2007, we had accounts payable of $0.

Deferred Revenues. At March 31, 2008 and 2007, we had deferred revenues of $0.

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined based upon the first-in, first-out (FIFO) method. At March 31, 2008, the Company wrote down the entire amount of its inventory, with a cost basis of $33,857, due to the cessation of the Company’s VoIP operations which made the inventory obsolete. This loss is included with discontinued operations.

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

Retail business

For retail sales, the Company earns revenues from monthly fees, usage fees and activation fees and from the sales of gateway kits to customers for use of the service. Monthly fees are automatically billed to customers each month and are recognized when earned. Usage fees prepaid by customers are recognized as revenue based upon customer usage of the minutes. Activation fees are charged to customers for the purchase of gateway kits which are necessary to utilize VoIP telephony minutes. These activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the estimated average customer relationship period. Through June 30, 2006, the average customer relationship period was determined to be 13 months based upon the Company’s review of its customer retention since inception. During the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008.

Resale business

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

Foreign Currency Translation

The Company considers the U.S. Dollar to be its functional currency. Max International Investment Limited and Zippay Technology Limited, subsidiaries of Beasley, have functional currencies other than the U.S. Dollar. As such, assets and liabilities were translated into U.S. Dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive loss, a separate component of stockholder’s equity.

Deferred Revenue

Deferred revenue represents the unused telecommunication time from system subscribers and the unamortized portion of activation fees.

Allowance for Doubtful Accounts

It is the Company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility. At March 31, 2008, an allowance of doubtful accounts of $31,073 is included within discontinued operations for accounts receivable deemed uncollectible by Management.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At March 31, 2008, the Company wrote down $20,218 of property, plant and equipment relating to furniture and fixtures of its discontinued operations. This loss is included with discontinued operations.

Contributed Services

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 and $156,000 in contributed services for the years ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007, with earlier adoption permitted. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for the first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

Item 8A(T).   Controls and Procedures

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are effective, and no material weaknesses in financial reporting have been discovered upon our year-end evaluation. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

This Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION.

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages are as follows:

Name of Director	Age	Position
Michael C. Lee	57	President, Chief Executive Officer and Director
Zhong Hua Li	42	Chairman of the Board
Hio Tong Ieong	46	Head of Asian Marketing and Sales, Secretary and Director

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

Hio Tong (Ken) Ieong - Mr. Ieong has been serving as our Chief Technology Office and Secretary and as a member of our Board of Directors since our formation in November 2005. In February 2004, Mr. Ieong founded, and was the sole stockholder of, Beasley and served as its President and Chief Executive Officer and Chairman until our acquisition of Beasley in November 2005. In 1995, Mr. Ieong co-founded and was the Chief Communications Officer of Elephant Talk Limited, a facility-based international long distance carrier with offices and hubs in Hong Kong, Los Angeles, Boston, New York, Singapore and Beijing, until November 2003. Mr. Ieong is Head of Asian Marketing and Sales.

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities. The Code of Business Conduct and Ethics has not been adopted because the Company has limited operations and we do not believe that such Codes are necessary at this time. If in the future, the Board of Directors believes such Codes are warrant, it will adopt a Code of Ethics and Business Conduct.

Committees of the Board of Directors

Our audit committee presently consists of our officers and directors. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended March 31, 2008 for each of our officers and directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael C. Lee (1)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Zhong Hua Li (2)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Hio Tong Iong (3)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

(1)	Chief Executive Officer, President and a Director of the Company
(2)	Chairman of the Board
(3)	Head of Asian Marketing and Sales, Secretary and Director

We do not currently pay, nor have we in the past, our directors or officers any salary or fees for their services.

Each of the officers and directors spend part of his of his time on the Company’s business.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of our officers and directors received any options to purchase our common stock during the fiscal year ended March 31, 2008 and none of such officers or directly currently beneficially own any options of the Company.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended March 31, 2008, no director expenses were reimbursed.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock As of July 15, 2008, by (i) each executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o ZipGlobal Holdings, Inc., 420 Washington Street, Unit LL-6, Braintree, Massachusetts 02184.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock(1)
Michael C. Lee 420 Washington Street, Unit LL-6 Braintree, MA 02184 --President, Chief Executive Officer and Director	2,510,240	13.32%
Zhong Hua Li 420 Washington Street, Unit LL-6 Braintree, MA 02184 --Chairman of the Board, Head of Asian Marketing and Sales	3,660,746	19.83%
Hio Tong Ieong 420 Washington Street, Unit LL-6 Braintree, MA 02184 --Chief Technology Officer, Secretary and Director	4,207,746	21.94%
Excel Faith Limited 905 Silvercord, Tower 2 30 Canton Road Tsimshatsui, Kowloon Hong Kong (2)	960,000	5.100%
All Executive Officers and Directors as a Group (without naming them) (3 persons)	10,378,732	55.10%

(1)
Applicable percentage of ownership is based on 18.835,792 shares of common stock issued and outstanding as of July 15, 2008. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	Mr. Guo Jue Xiao owns 100% of Excel Faith Limited.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	532,500*	$0.50	1,167,500
Equity compensation plans not approved by security holders	0	--	--
Total	532,500*		1,167,500

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No transactions have occurred since the beginning of the Company’s last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company’s securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Meyler & Company., LLC as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Meyler & Company, LLC for the fiscal years ended March 31, 2008 and 2007 were approved by the board of directors.

Audit Fees

The aggregate fees billed for the fiscal year ended March 31, 2008 for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly and annual reports for the fiscal year ended March 31, 2008 were $35,500, net of expenses.

The aggregate fees billed for the fiscal year ended March 31, 2007 for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007  were $27,500, net of expenses.

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

ZIPGLOBAL HOLDINGS, INC.

Dated: July 15, 2008	By:	/s/ Michael C. Lee
MICHAEL C. LEE President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Lee	President, Chief Executive Officer, Chief Financial Officer and Director	July 15, 2008
MICHAEL C. LEE	(Principal Executive Officer) (Principal Financial and Accounting Officer)

ZHONG HUA LI (1)	Chairman of the Board

/s/ Hio Tong Ieong	Head of Asian Marketing and Sales, Secretary and Director	July 15, 2008
HIO TONG IEONG

(1)	Unsigned.

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
ZipGlobal Holdings, Inc.
Braintree, MA

We have audited the accompanying consolidated balance sheets of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2008 and 2007 and the related consolidated statements of operations and stockholder’s equity (deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $1,927,586 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Meyler & Company, LLC

Middletown, NJ
July 11, 2008

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007

ASSETS
CURRENT ASSETS
Cash	$7,785	$246,558
Short-term investment	-	202,849
Accounts receivable	-	216
Prepaid expenses	26,250	-
Total Current Assets	34,035	449,623

ASSETS OF DISCONTINUED OPERATIONS	203,342	395,902

Total Assets	237,377	$845,525

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued expenses	65,621	-
Bridge loans	130,000	-
Total Current Liabilities	195,621	-

LIABILITIES OF DISCONTINUED OPERATIONS	280,516	313,746

Total Liabilities	476,137	313,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,780,792 and 18,715,792 issued and outstanding at March 31, 2008 and 2007, respectively	1,878	1,872
Additional paid-in capital	1,719,577	1,632,236
Accumulated deficit	(1,927,586)	(1,097,813)
Accumulated other comprehensive loss	(32,629)	(4,516)
Total Stockholders’ Equity (Deficit)	(238,760)	531,779
Total Liabilities and Stockholders’ Equity (Deficit)	237,377	$845,525

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31, 2008	March 31, 2007

NET SALES (See Note C)	$-	$-

COSTS AND EXPENSES (See Note C)
Cost of goods sold	-	-
General and administrative	140,994	89,179
Total Costs and Expenses	140,994	89,179

NET OPERATING LOSS	(140,994)	(89,179)

OTHER INCOME (EXPENSE) (See Note C)
Interest income	1,152	3,065
Interest expense	(31,440)	-
Total Other Income (Expense)	(30,288)	3,065

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(171,282)	(86,114)

PROVISION FOR INCOME TAXES (See Note C)	5,177	-

LOSS FROM CONTINUING OPERATIONS	(176,459)	(86,114)

LOSS FROM DISCONTINUED OPERATIONS (See Note C)	(653,314)	(362,967)

NET LOSS	$(829,773)	$(449,081)

PER COMMON SHARE AMOUNTS (Basic and diluted)
Loss from continuing operations per share	$(0.01)	$(0.00)
Loss from discontinued operations per share	(0.03)	(0.02)
Net loss per share	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,725,073	18,532,524

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, March 31, 2006	17,560,292	$1,756	$902,525	$(648,732)	$(1,907)	$253,642

Issuance of common stock
under private placement
agreement at $0.50 per share	1,095,500	110	534,320			534,430
Contribution of Services			156,000			156,000
Stock Compensation			9,397			9,397
Issuance of common stock
Under employment contract	60,000	6	29,994			30,000
Net loss for the year ended
March 31, 2007				(449,081)		(449,081)
Translation adjustment					(2,609)	(2,609)
Balance, March 31, 2007	18,715,792	$1,872	$1,632,236	$(1,097,813)	$(4,516)	$531,779

Contribution of Services			13,000			13,000
Stock Compensation			9,347			9,347
Shares issued for interest on bridge
loans	65,000	6	64,994			65,000
Net loss for the year ended
March 31, 2008				(829,773)		(829,773)
Translation adjustment					(28,113)	(28,113)
Balance, March 31, 2008	18,780,792	$1,878	$1,719,577	$(1,927,586)	$(32,629)	$(238,760)

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(829,773)	$(449,081)
Loss from discontinued operations	653,314	362,967
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	9,347	13,147
Contribution of services	13,000	156,000
Changes in operating assets and liabilities:
Accounts receivable	216	(216)
Prepaid expenses	38,750	26,250
Accounts payable	65,621	-
Net cash provided by (used in) operating activities-
continuing operations	(49,525)	109,067
Net cash used in operating activities- discontinued operations	(489,826)	(489,096)
Net cash used in operating activities	(539,351)	(380,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	202,849	(202,849)
Net cash provided by (used in) investing activities- continuing
operations	202,849	(202,849)
Net cash used investing activities- discontinued operations	(12,988)	(27,434)
Net cash provided by (used in) investing activities	189,861	(230,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge loans	130,000	-
Proceeds from issuance of common stock	-	534,430
Net cash provided by financing activities- continuing operations	130,000	534,430
Net cash provided by financing activities- discontinued operations	8,830	2,937
Net cash provided by financing activities	138,830	537,367

EFFECT OF RATE CHANGE ON CASH	(28,113)	(2,609)

NET INCREASE (DECREASE) IN CASH	(238,773)	(75,554)

CASH, BEGINNING OF YEAR	246,558	322,112

CASH, END OF YEAR	$7,785	$246,558

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended March 31,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	$5,177	$3,200
Cash paid for interest	5,177	-

Contribution of services by officers and directors	13,000	156,000

Stock based compensation	9,347	13,147

Issuance of stock related to employment contract		26,250

Issuance of stock for interest on bridge loans	65,000

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007
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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $1,927,586 since inception. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined based upon the first-in, first-out (FIFO) method. At March 31, 2008, the Company wrote down the entire amount of its inventory, with a cost basis of $33,857, due to the cessation of the Company’s VoIP operations which made the inventory obsolete. This loss is included with discontinued operations.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

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

Retail business

For retail sales, the Company earns revenues from monthly fees, usage fees and activation fees and from the sales of gateway kits to customers for use of the service. Monthly fees are automatically billed to customers each month and are recognized when earned. Usage fees prepaid by customers are recognized as revenue based upon customer usage of the minutes. Activation fees are charged to customers for the purchase of gateway kits which are necessary to utilize VoIP telephony minutes. These activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the estimated average customer relationship period. Through June 30, 2006, the average customer relationship period was determined to be 13 months based upon the Company’s review of its customer retention since inception. During the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of it’s business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008.

Resale business

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

Foreign Currency Translation
The Company considers the U.S. Dollar to be its functional currency. Max International Investment Limited and Zippay Technology Limited , subsidiaries of Beasley, have functional currencies other than the U.S. Dollar. As such, assets and liabilities were translated into U.S. Dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive loss, a separate component of stockholder’s equity.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred Revenue

Deferred revenue represents the unused telecommunication time from system subscribers and the unamortized portion of activation fees.

Allowance for Doubtful Accounts

It is the Company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility. At March 31, 2008, an allowance of doubtful accounts of $31,073 is included within discontinued operations for accounts receivable deemed uncollectible by Management.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At March 31, 2008, the Company wrote down $20,218 of property, plant and equipment relating to furniture and fixtures of its discontinued operations. This loss is included with discontinued operations.

Contributed Services

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 and $156,000 in contributed services for the years ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007, with earlier adoption permitted. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for the first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE C - DISCONTINUED OPERATIONS

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins. Additionally, during the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008. These businesses represent the majority of the Company’s operations and have been accounted as a discontinued operation. Summarized financial information for the discontinued operations is shown below:

OPERATIONS	March 31, 2008	March 31, 2007
Net Sales	$1,330,527	$4,765,831
Total Costs and Expenses	1,907,350	5,125,732
Operating Loss	(576,823)	(359,901)
Other Income	683	135
Provision for Income Taxes	-	(3,200)
Loss from discontinued operations before disposal	(576,140)	(362,966)
Loss on Disposal	(77,174)	-
Loss from Discontinued Operations	$(653,314)	$(362,966)

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

NOTE C – DISCONTINUED OPERATIONS (CONTINUED)

ASSETS	March 31, 2008	March 31, 2007
Cash	$41,463	$175,110
Accounts Receivable- net	81,638	66,398
Inventory	-	34,279
Prepaid Expenses	66,082	85,708
Property, Plant and Equipment- net	14,159	34,407
Assets of Discontinued Operations	$203,342	$395,902

LIABILITIES
Accounts Payable	$93,800	$103,833
Accrued Expenses	20,268	46,114
Due to Stockholders	93,301	101,774
Deferred Revenue	56,006	35,084
Customer Deposits	17,141	26,941
Liabilities of Discontinued Operations	$280,516	$313,746

NOTE D - DUE TO STOCKHOLDERS

At March 31, 2008 and March 31, 2007, the Company had borrowed $93,301 and $101,774, respectively, from two principal officers and stockholders. The loans are non-interest bearing and have no specific repayment date.  These loans are included within Liabilities of discontinued operations on the consolidated Balance sheet.

NOTE E - STOCKHOLDERS’ EQUITY (DEFICIT)

In connection with the share exchange agreement dated March 11, 2005, the Company issued 16,000,000 shares at par value to acquire Beasley Holdings Limited in a reverse merger.

During the year ended March 31, 2007, the Company, under a private placement agreement, issued 1,095,500 shares of its common stock at $0.50 per share.

On January 1, 2007, the Company issued 60,000 shares as part of a two year employment agreement.  The shares were valued at $0.50 which is the price that the Company sold shares in a private placement during the year.  The shares vest over the life of the employment agreement.  The Company recognized $15,000 and $3,750 in expense during 2008 and 2007.  At March 31, 2008, the remaining $11,250 is included in Prepaid expenses and will be recognized over the vesting period of the contract.

In connection with the bridge loans (See Note L), the Company issued 65,000 shares of common stock for interest.  The fair value of these shares of $66,100 was recorded within prepaid expenses and is being amortized over the life of the bridge loans.

NOTE F - INCOME TAX PROVISION

For the year ended March 31, 2008, the provision for income taxes was state income taxes relating to the Company’s US operations.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

NOTE F - INCOME TAX PROVISION (CONTINUED)

For the year ended March 31, 2007, the provision for income taxes is foreign income taxes payable to The People’s Republic of China by Max International Investment Limited.

The Company has net operating losses of approximately $932,000 and $776,000 at March 31, 2008 and 2007. The international components have an unlimited carry forward time period and the U.S. components expire commencing 2025. The net operating loss results in deferred tax assets as follows:

	March 31, 2008		March 31, 2007
Net Operating Loss Carryforward		$313,900		$149,730
Deferred tax asset valuation allowance		(313,900)		(149,730)
Net Deferred Tax Asset	$		$

Income taxes computed using the international statutory tax rates differ from the Company’s effective tax rate due to the following:

	March 31, 2008	March 31, 2007
Income tax benefit at U.S. statutory rate of 35%	$290,421	$157,180
Contributed services and stock based compensation	(7,821)	(59,201)
Foreign Income tax benefit at foreign rates	(96,226)	(33,093)
Change in deferred tax asset valuation allowance	(163.675)	(63,900)
Other	(22,699)	(986)
	$-	$-

NOTE G - COMMITMENTS

Rent expense aggregated $46,903 and $50,349 for the years ended March 31, 2008 and 2007, respectively.

NOTE H - CONCENTRATION OF CREDIT RISK

The Company’s cash accounts are generally held in FDIC insured banks. At March 31, 2007, the Company held $ 246,558, along with a certificate of deposit of $202,849, in one bank and $150,248 in another bank.

NOTE I - STOCK OPTION PLAN

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

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

NOTE I - STOCK OPTION PLAN (CONTINUED)

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

The expected life of the NSOs is the perform period of the consulting agreements. The weighted average grant date fair value of these options was $0.18 for the ISOs and $0.20 for the NSOs. The employee stock options will be recognized over a weighted average period of 3 years. The consultant stock options will be recognized over the performance period of 3.55 years. For the years ended March 31, 2008 and 2007, the Company recognized $9,347 and $9,397 in expense relating to the consultant stock options. The employee stock options will be recognized each vesting period.

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

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

NOTE I - STOCK OPTION PLAN (CONTINUED)

The following table summarizes stock option activity for the year ended March 31, 2008:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, March 31, 2007	225,000	0.50			307,500	0.50

Granted	-
Exercised
Forfeited	(105,000)	0.50			(195,000)	0.50

Outstanding, March 31, 2008	120,000	0.50	1.72	21,200	112,500	0.50	2.22	37,500

Exercisable at March 31, 2008	40,000	0.50	-	-	37,500	0.50	-	-

(1) The intrinsic value is the difference between the market price of the stock and the exercise price of the option.

NOTE K - CONTRIBUTION OF SERVICES

During the year ended March 31, 2008, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements exist, the Company has agreed to pay its officers and directors a total of approximately $6,800 per month.

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 and $156,000 in contributed services for the years ended March 31, 2008 and 2007, respectively

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007

NOTE L- BRIDGE LOANS

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. Interest expense of approximately $32,000 has been recognized for the year ended March 31, 2008.

NOTE M - SUBSEQUENT EVENT

In June of 2008, the Company extended $85,000 of the bridge loans and issued 42,500 restricted shares.

Exhibit Index

Exhibit Number	Description of Exhibits

31.1	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002