Form 10-Q
period 2008-06-30
ZipGlobal Holdings, Inc.
filed 2008-08-13
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2008
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-53059
ZIPGLOBAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Delaware	20-3837010
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	420 Washington Street, Unit LL-6, Braintree, Massachusetts	02184
	(Address of Principal Executive Offices)	(Zip Code)
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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 13, 2008, there were 19,105,792 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

ZipGlobal, Inc.
Table of Contents
Form 10-Q for the Fiscal Quarter Ended June 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,660	$7,785
Prepaid expenses	36,982	43,530
Total Current Assets	38,642	51,315

ASSETS OF DISCONTINUED OPERATIONS	105,980	186,062

Total Assets	$144,622	$237,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	45,771	34,181
Bridge loans	155,000	130,000
Officer loan	7,000	-
Total Current Liabilities	207,771	164,181

LIABILITIES OF DISCONTINUED OPERATIONS	268,598	311,956

Total Liabilities	476,369	476,137

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 18,835,292 and 18,780,792 issued and outstanding at June 30 and March 31, 2008, respectively	1,882	1,878
Additional paid-in capital	1,742,361	1,719,577
Accumulated deficit	(2,034,344)	(1,927,586)
Accumulated other comprehensive loss	(41,646)	(32,629)
Total Stockholders’ Deficit	(331,747)	(238,760)

Total Liabilities and Stockholders’ Deficit	$144,622	$237,377

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

NET SALES	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-
General and administrative	10,927	31,185
Total Costs and Expenses	10,927	31,185

NET OPERATING LOSS	(10,927)	(31,185)

OTHER INCOME (EXPENSE)
Interest income	-	1,152
Interest expense	(33,111)	-
Total Other Income (Expense)	(33,111)	1,152

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(44,038)	(30,033)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(44,038)	(30,033)

LOSS FROM DISCONTINUED OPERATIONS	(62,720)	(79,092)

NET LOSS	$(106,758)	$(109,125)

PER COMMON SHARE AMOUNTS (Basic and diluted)
Loss from continuing operations per share	$(0.00)	$(0.00)
Loss from discontinued operations per share	(0.01)	(0.01)
Net loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,794,486	18,715,792

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,758)	$(109,125)
Loss from discontinued operations	62,720	79,092
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	(587)	11,334
Contribution of services	-	13,000
Changes in operating assets and liabilities:
Accounts receivable	-	216
Prepaid expenses	29,923	(26,250)
Accrued expenses	11,590	-
Net cash provided by (used in) operating activities-continuing operations	(3,112)	(31,733)
Net cash provided by (used in) operating activities-discontinued operations	(25,996)	(302,165)
Net cash used in operating activities	(29,108)	(333,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	-	-
Net cash provided by (used in) investing activities- continuing operations	-	-
Net cash provided by (used in) investing activities- discontinued operations	-	202,849
Net cash provided by (used in) investing activities	-	202,849

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	7,000	-
Proceeds from bridge loans	25,000	-
Net cash provided by financing activities- continuing operations	32,000	-
Net cash provided by financing activities- discontinued operations	-	(17,462)
Net cash provided by financing activities	32,000	(17,462)

EFFECT OF RATE CHANGE ON CASH	(9,017)	(1,307)

NET INCREASE (DECREASE) IN CASH	(6,125)	(149,818)

CASH, BEGINNING OF PERIOD	7,785	449,407

CASH, END OF PERIOD	$1,660	$299,589

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	For the Three Months Ended June 30,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Contribution of services by officers and directors	-	$39,000

Stock based compensation	-	11,334

Issuance of stock for interest on bridge loans	$23,375

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10KSB for the year ended March 31, 2008.

Certain reclassifications have been made for comparison purposes.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net operating losses of $2,034,344 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – CONTRIBUTION OF SERVICES

During the year ended March 31, 2008, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements exist, the Company has agreed to pay its officers and directors a total of approximately $6,800 per month to December 31, 2007 and currently $4,400 per month.

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $0 and $39,000 in contributed services for the three months ended June 30, 2008 and 2007, respectively

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE D- STOCK OPTIONS

The following table summarizes stock option activity for the three months ended June 30, 2008:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2008	120,000	$0.50			112,500	$0.50

Granted	-				-
Exercised	-				-
Cancelled/ Forfeited					(75,000)

Outstanding, June 30, 2008	120,000	$0.50			37,500	$0.50
Exercisable at June 30, 2008	40,000	$0.50			12,500	$0.50

(1) The intrinsic value is the difference between the market price of the stock and the exercise price of the option. As the exercise price and market price are the same on all options, the options have no intrinsic value.

NOTE E – DISCONTINUED OPERATIONS

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

OPERATIONS	June 30, 2008	June 30, 2007
Net Sales	$16,865	$752,027
Total Costs and Expenses	79,643	832,426
Operating Loss	(62,778)	(80,399)
Other Income (Expense)	58	1,307
Provision for Income Taxes	-	-
Loss from discontinued operations before disposal	(62,720)	(79,092)
Loss on Disposal	-	-
Loss from Discontinued Operations	$(62,720)	$(79,092)

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E – DISCONTINUED OPERATIONS (CONTINUED)

	June 30, 2008	March 31, 2008
ASSETS
Cash	$22,206	$41,463
Accounts Receivable- net	36,103	81,638
Inventory		-
Prepaid Expenses	34,879	48,802
Property, Plant and Equipment- net	12,792	14,159
Assets of Discontinued Operations	$105,980	$186,062

LIABILITIES
Accounts Payable	$78,139	$93,800
Accrued Expenses	78,306	51,708
Due to Stockholders	95,012	93,301
Deferred Revenue		56,006
Customer Deposits	$17,141	17,141
Liabilities of Discontinued Operations	$268,598	$311,956

NOTE F- BRIDGE LOANS

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

In June of 2008, the Company extended $85,000 of the bridge loans and issued 42,500 restricted shares and obtained an additional bridge loan of $25,000.

NOTE G- OFFICER LOAN

In June 2008, the President loaned the Company $7,000. This loan is non-interest bearing and has no maturity date.

NOTE H- SUBSEQUENT EVENT

During July 2008, the Company issued 270,000 shares of common stock at 16 2/3 cents per share, or 6 shares of restricted stock for each dollar invested, in a private placement for $45,000. These shares have not yet been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview; Discontinued Operations

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

Up until June 15, 2008, we were a retail provider of Internet telephony services. As stated in our recent Annual Report, during the quarter ending March 31, 2008, we made the strategic decision to discontinue the VoIP aspect of our business due to its declining profitability. Our VoIP business was formally ceased on June 15, 2008.

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,034,344 since inception and our auditors have expressed their doubt that our Company will continue as a going concern in their fiscal year audit report contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has realized no revenues after deciding to end its VoIP business, and its plan of operation for the next twelve months is to maintain available limited revenues and locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Liquidity and Capital Resources

The Company has incurred cumulative net operating losses of $2,034,344 since inception. We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated deficit of $2,034,344 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings. We borrowed an aggregate of $328,547 from two of our executive officers, $235,246 of which was converted into shares of common stock on March 28, 2006 The remaining $93,301 is non-interest bearing and has not specific repayment date. We also sold an aggregate of 2,185,300 shares of our common stock in private placement transactions consummated in November 2005 and February, May and June 2006 for $0.50 per share, resulting in net proceeds of approximately $1,034,476. We are using the proceeds from the loans and offerings for working capital and other general corporate expenses, including funding operating losses.

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. Interest expense of approximately $33,111 has been recognized for the three months ended June 30, 2008. In June 2008, the Company extended the $85,000 bridge Loan and issued 42,500 shares of restricted common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Discontinued Operations

In August 2007, we halted the operation of our telecommunication minutes resell business because of small gross profit margins. Additionally, during the quarter ending March 31, 2008, we made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008. These businesses represent the majority of our operations and have been accounted as a discontinued operation. Summarized financial information for the discontinued operations is shown below:

OPERATIONS	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)
Net Sales	$16,865	$752,027
Total Costs and Expenses	79,643	832,426
Operating Loss	$(62,778)	$(80,399)
Other Income (Expense)	58	1,307
Provision for Income Taxes	-	-
Loss from discontinued operations before disposal	$(62,720)	$(79,092)
Loss on Disposal	-	-
Loss from Discontinued Operations	$(62,720)	$(79,092)

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash	$22,206	$41,463
Accounts Receivable- net	36,103	81,638
Inventory		-
Prepaid Expenses	34,879	48,802
Property, Plant and Equipment- net	12,792	14,159
Assets of Discontinued Operations	$105,980	$186,062

LIABILITIES
Accounts Payable	$78,139	$93,800
Accrued Expenses	78,306	51,708
Due to Stockholders	95,012	93,301
Deferred Revenue		56,006
Customer Deposits	$17,141	17,141
Liabilities of Discontinued Operations	$268,598	$311,956

Cash Balance. At June 30, 2008, we had a cash balance of $1,660 compared to $7,785 as of March 31, 2008.

Assets. Our Assets include Cash and Prepaid Expenses. At June 30, 2008, our total assets were $144,622 compared to $237,377 at March 31, 2008. Prepaid Expenses consist of a prepaid consulting contract and prepaid interest on the bridge loans. Prepaid Expenses decreased to $36,982 at June 30, 2008 from $43,530 at March 31, 2008. This decrease was due to the amortization of the prepaid consulting contract and bridge loan prepaid interest

Liabilities. Our Liabilities consist of Accrued Expenses, Bridge Loans and an Officer Loan. At June 30, 2008, our accrued expenses were $45,771, compared to $34,181 at March 31, 2008. This increase was primarily due to accrued wages for officers and directors. During the quarter ended June 30, 2008, we received a $25,000 bridge loan from an accredited investor. Pursuant to the bridge loan, the Company issued 12,500 restricted shares of the Company’s common stock. The terms of the bridge loan are the same as the bridge loans discussed in Part II, Item 2 of this Quarterly Report. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities. Also, during the quarter ended June 30, 2008, Mike C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan does not bear interest nor is there a maturity date. The Company anticipates repaying the loan upon generating revenue. This loan has been recorded as an Officer Loan. Our total liabilities at June 30, 2008 were $476,369 compared to $476,137 at March 31, 2008.

Stockholders Deficit. At June 30, 2008, our stockholders deficit was $331,747, compared to $238,760 at March 31, 2008.

Results of Operations

Before our March 31, 2008 year end, we made the strategic decision to discontinue the VoIP aspect of our business due to its declining profitability. We formally ceased our VoIP operations on June 15, 2008.

The following is a result of Operations for the three Months ended June 30, 2008 compared to three months ended June 30, 2007.

Revenues. We had no revenues for the three months ended June 30, 2008 and 2007.

Costs of Sales. We had no costs of sales for the three months ended June 30, 2008 and 2007.

General and Administrative Expenses. For the three months ended June 30, 2008, our general and administrative expenses were $10,927, compared to $31,185. This decrease was due to decrease in and the termination of our VoIP operations on June 15, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4T. Controls and Procedures

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Due to our limited resources, we were not able to perform such an evaluation. Therefore, the Company’s Principal Executive Officer and Principal Financial Officer cannot attest that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms..

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. Interest expense of approximately $32,000 has been recognized for the year ended March 31, 2008. In June 2008, the Company extended the $85,000 bridge Loan and issued 42,500 shares of restricted common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

In June 2008, the Company extended $85,000 of the bridge loans and issued 42,500 restricted shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

During the quarter ended June 30, 2008, the Company obtained a bridge loan of $25,000 from an “accredited investor” (as that term is defined in Regulation D promulgated under the Securities Act). Pursuant to the bridge loan, the Company issued 12,500 restricted shares of the Company’s common stock. The terms of the bridge loan are the same as the afore-mentioned bridge loan. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

During the quarter ended June 30, 2008, Mike C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan does not bear interest nor is there a maturity date. The Company anticipates repaying the loan upon generating revenue or sufficient funding.

Subsequent Event:

During July 2008, the Company issued an aggregate amount of 270,000 shares of Common Stock to five “accredited investors” as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price was $0.016-2/3 per share, for an aggregate amount of $45,000. The proceeds of the sale were used to pay limited overhead, including the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission. The Company sold these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Form 8-K Information:

During the quarter ended June 30, 2008, the Company obtained a bridge loan of $25,000 from an “accredited investor” (as that term is defined in Regulation D promulgated under the Securities Act). Pursuant to the bridge loan, the Company issued 12,500 restricted shares of the Company’s common stock. The terms of the bridge loan are the same as the afore-mentioned bridge loan. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

In connection with the bridge loans aggregating $130,000 discussed in Part II, Item 2 hereof, in June 2008, the Company extended $85,000 of the bridge loans and issued 42,500 restricted shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

Subsequent Event:

During July 2008, the Company issued an aggregate amount of 270,000 shares of Common Stock to five “accredited investors” as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price was $0.016-2/3 per share, for an aggregate amount of $45,000. The proceeds of the sale were used to pay limited overhead, including the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission. The Company sold these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

Item 6. Exhibits.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2008		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)