Form 10-Q/A
period 2008-06-30
ZipGlobal Holdings, Inc.
filed 2008-08-14
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q/A
(Amendment No. 1)

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
[X] Yes [ ] No

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2008 filed by the Registrant on August 13, 2008 (the “Original Filing”) amends Part I Item 4T. Controls and Procedures of the Original Filing. The Registrant is also filing Exhibit 31 and 32 regarding this Amendment. The remaining portions of the Original Filing are incorporated by reference herein.

PART I - FINANCIAL INFORMATION

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

Subsequent to our filing of Form 10Q for the quarter ended June 30, 2008 filed by us with the United States Securities and Exchange Commission on August 13, 2008, ) our management performed an evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2008		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)