Form 10-Q
period 2008-09-30
ZipGlobal Holdings, Inc.
filed 2008-11-13
CIK 1364436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-135134

ZIPGLOBAL HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

Delaware	20-3837010
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

420 Washington Street
Unit LL-6
Braintree, MA 02184
 (Address of principal executive offices)

Issuer’s telephone number:                                                (781) 848-0021
N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2008, there were 19,128,292 shares of the registrant’s Common Stock outstanding.

ZipGlobal, Inc.
Table of Contents
Form 10-Q for the Fiscal Quarter Ended September 30, 2008

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in Securities	17
Item 3. Defaults upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
19
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,247	$7,785
Prepaid expenses	29,818	43,530
Total Current Assets	31,065	51,315

ASSETS OF DISCONTINUED OPERATIONS	91,837	186,062

Total Assets	$122,902	$237,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$50,986	$34,181
Bridge loans	155,000	130,000
Officer loan	7,000	-
Total Current Liabilities	212,986	164,181

LIABILITIES OF DISCONTINUED OPERATIONS	263,803	311,956

Total Liabilities	476,789	476,137

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 19,128,292 and 18,780,792 issued and outstanding at September 30, 2008 and March 31, 2008, respectively	1,913	1,878
Additional paid-in capital	1,810,055	1,719,577
Accumulated deficit	(2,134,041)	(1,927,586)
Accumulated other comprehensive loss	(31,814)	(32,629)
Total Stockholders’ Deficit	(353,887)	(238,760)

Total Liabilities and Stockholders’ Deficit	$122,902	$237,377

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET SALES	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
General and administrative	42,816	65,496	53,743	96,681
Total Costs and Expenses	42,816	65,496	53,743	96,681

NET OPERATING LOSS	(42,816)	(65,496)	(53,743)	(96,681)

OTHER INCOME
Interest income	-	-	-	1,152
Interest Expenses	(24,976)	-	(58,087)	-
Total Other Income	(24,976)	-	(58,087)	1,152

NET LOSS BEFORE TAXES	(67,792)	(65,496)	(111,830)	(95,529)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(67,792)	(65,496)	(111,830)	(95,529)

LOSS FROM DISCONTINUED OPERATIONS	(31,905)	(56,564)	(94,625)	(135,656)

NET LOSS	$(99,697)	$(122,060)	$(206,455)	$(231,185)

PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations per share	-	-	-	-
Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,115,435	18,715,792	18,897,779	18,715,792

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(206,455)	$(231,185)
Loss from discontinued operations	94,625	135,656
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	1,138	19,336
Contribution of services	-	13,000
Changes in operating assets and liabilities:
Accounts receivable	-	216
Prepaid expenses	58,087	(38,750)
Accrued expenses	16,805	10,412
Net cash used in operating activities- continuing operations	(35,800)	(91,315)
Net cash used in operating activities- discontinued operations	(48,553)	(375,697)
Net cash used in operating activities	(84,353)	(467,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities- continuing operations
Net cash provided by investing activities- discontinued operations		200,497
Net cash provided by investing activities	-	200,497

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	7,000	-
Proceeds from bridge loans	25,000	-
Proceeds from issuing capital stock	45,000	-
Net cash provided by financing activities- continuing operations	77,000	-
Net cash used in financing activities- discontinued operations	-	(15,727)
Net cash provided by (used in) financing activities	77,000	(15,727)

EFFECT OF RATE CHANGE ON CASH	815	2,340

NET DECREASE IN CASH	(6,538)	(279,902)

CASH, BEGINNING OF PERIOD	7,785	449,407

CASH, END OF PERIOD	$1,247	$169,505

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	For the Six Months Ended September 30,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Contribution of services by officers and directors	-	$13,000

Stock based compensation	$1,138	19,336

Issuance of stock for interest on bridge loans	44,375

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10KSB for the year ended March 31, 2008.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $ 2,134,041 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – CONTRIBUTION OF SERVICES

During the year ended March 31, 2008, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements exist, the Company has agreed to pay its officers and directors a total of approximately $4,400 per month.

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $0 and $13,000 in contributed services for the three months ended September 30, 2008 and 2007, respectively.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE D- STOCK OPTIONS

The following table summarizes stock option activity for the three months ended June 30, 2008:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2008	120,000	$0.50			112,500	$0.50

Granted	-				-
Exercised	-				-
Cancelled/ Forfeited					(75,000)

Outstanding, Sept 30, 2008	120,000	$0.50		$18,000	37,500	$0.50		$5,625
Exercisable at Sept 30, 2008	73,333	$0.50		11,000	25,000	$0.50		3,750

(1) The intrinsic value is the difference between the market price of the stock and the exercise price of the option. .

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

OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales	$-	$604,654	$16,865	$1,356,681
Total Costs and Expenses	31,905	661,353	111,548	1,493,779
Operating Loss	(31,905)	(56,699)	(94,683)	(137,098)
Other Income (Expense)	-	135	58	1,442
Provision for Income Taxes	-	-		-
Loss from discontinued operations before disposal	(31,905)	(56,564)	(94,625)	(135,656)
Loss on Disposal		-		-
Loss from Discontinued Operations	$(31,905)	$(56,564)	$(94,625)	$(135,656)

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE E – DISCONTINUED OPERATIONS (CONTINUED)

ASSETS	September 30, 2008	March 31, 2008

Cash	$17,776	$41,463
Accounts Receivable- net	36,103	81,638
Inventory		-
Prepaid Expenses	26,532	48,802
Property, Plant and Equipment- net	11,426	14,159
Assets of Discontinued Operations	$91,837	$186,062

LIABILITIES
Accounts Payable	$76,849	$93,800
Accrued Expenses	73,501	51,708
Due to Stockholders	96,312	93,301
Deferred Revenue	-	56,006
Customer Deposits	17,141	17,141
Liabilities of Discontinued Operations	$263,803	$311,956

NOTE F- BRIDGE LOANS

In December 2007, February 2008 and June 2008, the Company received six-month bridge loans totaling $155,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $155,000, the Company issued 77,500 shares of restricted common stock. The Company recognizes interest expense of the fair value of the 77,500 shares issued over the six-month term.

In June of 2008, the Company extended $85,000 of the bridge loans and issued 42,500 restricted shares. In August of 2008, the Company extended $45,000 of the bridge loans and issued 22,500 restricted shares. For the six months ended September 30, 2008, the Company recognized $58,087 in interest expense relating to the bridge loans.

NOTE G- OFFICER LOAN

In June 2008, the President loaned the Company $7,000. This loan is non-interest bearing and has no maturity date.

NOTE H- STOCKHOLDERS’ DEFICIT

During July 2008, the Company issued 270,000 shares of common stock at 16 2/3 cents per share, or 6 shares of restricted stock for each dollar invested, in a private placement for $45,000.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE I- SUBSEQUENT EVENT

In October 2008, the Company extended a $25,000 bridge loan for an additional six month term. The 12,500 in restricted shares have yet to be issued.

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

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,134,041since inception and our auditors have expressed their doubt that our Company will continue as a going concern in their fiscal year audit report contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In August 2007, we halted the operation of our telecommunication minutes resell business because of small gross profit margins. Additionally, during the quarter ending March 31, 2008, we made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008.

Since ending our VoIP business, our purpose has been to maintain available limited revenues and to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, or revenues. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

At September 30, 2008, the Company had $1,247 cash on hand and $29,818 in prepaid expenses. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Results of Operations

Cash Balance. At September 30, 2008, we had a cash balance of $1,247 compared to $7,785 at of March 31, 2008.

Assets. Our Assets include Cash and Prepaid Expenses. At September 30, 2008, our total assets were $122,902 compared to $237,377 at March 31, 2008. Prepaid Expenses consist of a prepaid consulting contract and prepaid interest on the bridge loans. Prepaid Expenses decreased to $29,818 at September 30, 2008 from $43,530 at March 31, 2008. This decrease was due to the amortization of the prepaid consulting contract and bridge loan prepaid interest

Liabilities. Our Liabilities consist of Accrued Expenses, Bridge Loans and an Officer Loan. At September 30, 2008, our accrued expenses were $50,986 compared to $34,181 at March 31, 2008. This increase was primarily due to accrued wages for officers and directors.

Stockholders Deficit. At September 30, 2008, our stockholders deficit was $353,887 compared to $238,760 at March 31, 2008.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues. We had no revenues for the three months ended September 30, 2008 and 2007.

Costs of Sales. We had no costs of sales for the three months ended September 30, 2008 and 2007.

General and Administrative Expenses. For the three months ended September 30, 2008, our general and administrative expenses were $42,816, compared to $65,496 for the three months ended September 30, 2007. This decrease was due to decrease in and the termination of our VoIP operations on June 15, 2008.

Interest Expense for the three months ended September 30, 2008 was $24,976, compared to $0 for the three months ended September 30, 2008. This increase was due to the interest on the Bridge Loans.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007

Revenues. We had no revenues for the six months ended September 30, 2008 and 2007.

Costs of Sales. We had no costs of sales for the six months ended September 30, 2008 and 2007.

General and Administrative Expenses. For the six months ended September 30, 2008, our general and administrative expenses were $53,743, compared to $96,681 for the six months ended September 30, 2007. This decrease was due to decrease in and the termination of our VoIP operations on June 15, 2008.

Interest Expense for the six months ended September 30, 2008 was $58,087, compared to $0 for the six months ended September 30, 2008. This increase was due to the interest on the Bridge Loans.

Liquidity and Capital Resources

At September 30, 2008, the Company had $1,247 cash on hand. The Company has incurred cumulative net operating losses of $2,134,041 since its inception and an accumulated deficit of $353,887, thereby causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings.

We borrowed an aggregate of $331,558 from two of our executive officers, $235,246 of which was converted into shares of common stock on March 28, 2006. The remaining $93,301 is non-interest bearing and has not specific repayment date.

We also sold an aggregate of 2,185,300 shares of our common stock in private placement transactions consummated in November 2005 and February, May and June 2006 for $0.50 per share, resulting in net proceeds of approximately $1,034,476.

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. In June of 2008, the Company extended $85,000 of the bridge loans and issued 42,500 restricted shares. In August of 2008, the Company extended $45,000 of the bridge loans and issued 22,500 restricted shares.

On April 1, 2008, the Company received a bridge loan of $25,000 from an accredited investor pursuant to the terms of the bridge loans issued in December 2007 and February 2008. The bridge loan was extended in October 2008 for an additional six months. The Company has not issued the 12,500 shares of common stock due under the bridge loan. The terms of this bridge loan are the same as the bridge loans described above.

During the six months ended September 30, 2008, the Company recognized $58,087 in interest expense relating to the bridge loans.

During the quarter ended June 30, 2008, Mike C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan does not bear interest nor is there a maturity date. The Company anticipates repaying the loan upon generating revenue or sufficient funding. To date, no amounts have been repaid under this loan. The Company issued the note under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that such issuance did not involve a public offering.

During July 2008, the Company issued an aggregate amount of 270,000 shares of Common Stock to five accredited investors. The purchase price was $0.016-2/3 per share, for an aggregate amount of $45,000. The proceeds of the sale were used to pay limited overhead, including the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission.

The Company issued the foregoing securities under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since such issuances it did not involve a public offering of securities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended
	September 30, 2008	September 30, 2007
Net Cash Used in Operating Activities	$(84,353)	$(467,012)

Net Cash Provided by Investing Activities	—	$200,497

Net Cash Provided by (Used in) Financing Activities	$77,000	$(15,727)

Effect of Rate on Change	$815	$2,340

Net Decrease in Cash	$(6,358)	$(279,902)

Cash, Beginning of Period	$7,785	$449,407

Cash, End of Period	$1,247	$169,505

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

Assumption	Change	Change in Stock-Based Compensation
Risk-free rate	100 basis point increase	$(583)
	100 basis point decrease	$(2,309)
Volatility	1000 basis point increase	$3,044
	1000 basis point decrease	$(6,089)
Expected Life	Held until expiration	$1,417
	1 year decrease	$(6,875)

Revenue Recognition

The Company earns revenue through the retail sales of VoIP gateway boxes and telephony minutes and through the resale of block VoIP telephony minutes to other telecommunications providers. We recognize revenue on our ZipGlobal Cell Phone Direct program, commenced in the quarter ended September 30, 2007, when a customer uses minutes on his prepaid telephone card. The dollar value of unused minutes in connection with our ZipGlobal Cell Phone Direct program is not recognized until used and until such time, are stated as deferred revenue. During the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008.

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

Contributed Services

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries during the three months ended September 30, 2007, the Company no longer accrues contributed services for the time officers and directors are compensated for.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued the foregoing securities under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, since it did not involve a public offering of securities.

•
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

•
In June of 2008, the Company extended $85,000 of the bridge loans and issued 42,500 restricted shares. In June of 2008, the Company obtained an additional bridge loan of $25,000 and issued 12,500 restricted shares. In August of 2008, the Company extended $45,000 of the bridge loans and issued 22,500 restricted shares. As a result of these bridge loans, the Company issued a total of 77,500 shares of restricted stock with a value of $44,000 in the nine months ended September 30, 2008.

•
During the quarter ended June 30, 2008, Mike C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan does not bear interest nor is there a maturity date. The Company anticipates repaying the loan upon generating revenue or sufficient funding.

•
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

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Subsequent Event

In October 2008, the Company extended a bridge loan of $25,000 received by the Company on April 1, 2008 from an accredited investor pursuant to the terms of the bridge loans issued in December 2007 and February 2008. The Company has not issued the 12,500 shares of common stock due under the bridge loan.

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

Date: November 12, 2008		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)