Form 10-Q
period 2008-12-31
ZipGlobal Holdings, Inc.
filed 2009-02-13
CIK 1364436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-135134

ZIPGLOBAL HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

Delaware	20-3837010
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

99 Derby Street
Suite 200
Hingham, MA 02043
 (Address of principal executive offices)

Issuer’s telephone number:                                                (781) 556-1062
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
☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 13, 2009, there were 19,183,292 shares of the registrant’s Common Stock outstanding.

ZipGlobal Holdings, Inc.
Table of Contents
Form 10-Q for the Fiscal Quarter Ended December 31, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$459	$7,785
Prepaid expenses	8,146	43,530
Total Current Assets	8,605	51,315

ASSETS OF DISCONTINUED OPERATIONS	84,604	186,062

Total Assets	$93,209	$237,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$59,389	$34,181
Bridge loans	155,000	130,000
Officer loan	7,000	-
Total Current Liabilities	221,389	164,181

LIABILITIES OF DISCONTINUED OPERATIONS	268,447	311,956

Total Liabilities	489,836	476,137

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 19,183,292 and 18,780,792 issued and outstanding at December 31, 2008 and March 31, 2008, respectively	1,918	1,878
Additional paid-in capital	1,819,149	1,719,577
Accumulated deficit	(2,185,853)	(1,927,586)
Accumulated other comprehensive loss	(31,841)	(32,629)
Total Stockholders’ Deficit	(396,627)	(238,760)

Total Liabilities and Stockholders’ Deficit	$93,209	$237,377

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
NET SALES	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
General and administrative	20,490	33,151	74,233	129,832
Total Costs and Expenses	20,490	33,151	74,233	129,832

NET OPERATING LOSS	(20,490)	(33,151)	(74,233)	(129,832)

OTHER INCOME (EXPENSES)
Interest income	-	-	-	1,152
Interest expense	(17,797)	(6,278)	(75,884)	(6,278)
Total Other Income (Expenses)	(17,797)	(6,278)	(75,884)	(5,126)

NET LOSS BEFORE TAXES	(38,287)	(39,429)	(150,117)	(134,958)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(38,287)	(39,429)	(150,117)	(134,958)

LOSS FROM DISCONTINUED OPERATIONS	(13,525)	(45,229)	(108,150)	(180,885)

NET LOSS	$(51,812)	$(84,658)	$(258,267)	$(315,843)

PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations per share	(0.00)	(0.00)	(0.00)	(0.01)
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,153,402	18,715,792	19,021,492	18,715,792

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,267)	$(315,843)
Loss from discontinued operations	108,150	180,885
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	2,862	18,045
Contribution of services	-	13,000
Changes in operating assets and liabilities:
Accounts receivable	-	216
Prepaid expenses	87,134	(20,000)
Accrued expenses	25,208	32,308
Net cash used in operating activities- continuing operations	(34,913)	(91,389)
Net cash used in operating activities- discontinued operations	(50,201)	(371,852)
Net cash used in operating activities	(85,114)	(463,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities- continuing
Operations	-	-
Net cash provided by (used in) investing activities- discontinued
Operations	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	7,000	-
Proceeds from bridge loans	25,000	85,000
Proceeds from issuing capital stock	45,000	-
Net cash provided by financing activities- continuing operations	77,000	85,000
Net cash provided by financing activities- discontinued operations	-	-
Net cash provided by financing activities	77,000	85,000

EFFECT OF RATE CHANGE ON CASH	788	(4,944)

NET DECREASE IN CASH	(7,326)	(383,185)

CASH, BEGINNING OF PERIOD	7,785	449,407

CASH, END OF PERIOD	$459	$66,222

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	For the Nine Months Ended December 31,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Contribution of services by officers and directors	-	13,000

Stock based compensation	2,862	18,045

Issuance of stock for interest on bridge loans	51,750

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10KSB for the year ended March 31, 2008.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $2,185,853 since inception.  Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – CONTRIBUTION OF SERVICES

During the year ended March 31, 2008, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements exist, the Company has agreed to pay its officers and directors a total of approximately $4,400 per month.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE D- STOCK OPTIONS

The following table summarizes stock option activity for the nine months ended December 31, 2008:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2008	120,000	$0.50			112,500	$0.50

Granted	-				-
Exercised	-				-
Cancelled/ Forfeited	-				(75,000)
Outstanding, December 31, 2008	120,000	$0.50		$-	37,500	$0.50		$-
Exercisable at December 31, 2008	73,333	$0.50		$-	25,000	$0.50		-

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

OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net Sales	$-	$222,251	$16,866	$1,578,932
Total Costs and Expenses	13,526	267,938	125,075	1,761,717
Operating Loss	(13,526)	(45,687)	(108,209)	(182,785)
Other Income	1	458	59	1,900
Provision for Income Taxes	-	-	-	-
Loss from discontinued operations before disposal	(13,525)	(45,229)	(108,150)	(180,885)
Loss on Disposal	-	-	-	-
Loss from Discontinued Operations	$(13,525)	$(45,229)	$(108,150)	$(180,885)

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE E – DISCONTINUED OPERATIONS (CONTINUED)

	December 31, 2008	March 31, 2008
ASSETS
Cash	$4,788	$41,463
Accounts Receivable- net	36,103	81,638
Inventory	-	-
Prepaid Expenses	33,654	48,802
Property, Plant and Equipment- net	10,059	14,159
Assets of Discontinued Operations	$84,604	$186,062

LIABILITIES
Accounts Payable	$76,856	$93,800
Accrued Expenses	79,819	51,708
Due to Stockholders	94,631	93,301
Deferred Revenue	-	56,006
Customer Deposits	17,141	17,141
Liabilities of Discontinued Operations	$268,447	$311,956

NOTE F- BRIDGE LOANS

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company recognized interest expense of the fair value of the 65,000 shares issued over the six-month term.  In June of 2008, the Company obtained an additional bridge loan of $25,000 and issued 12,500 restricted shares.  These bridge loans have been extended as summarized below:

Date	Amount	Shares
June 2008	$85,000	42,500
August 2008	45,000	22,500
October 2008	25,000	12,500
December 2008	85,000	42,500

For the nine months ended December 31, 2008, the Company recognized $75,884 in interest expense related to these bridge loans.

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

Up until June 15, 2008, we were a retail provider of Internet telephony services. Our VoIP business was formally ceased on June 15, 2008 due to its declining profitability.

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $2,185,853 since inception.  Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At December 31, 2008, the Company had $459 cash on hand and $8,146 in prepaid expenses, as compared to $7,785 and $43,530 at March 31, 2008, respectively. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Results of Operations

Cash Balance. At December 31, 2008, we had a cash balance o$459 compared to $7,785 at of March 31, 2008.

Assets. Our Assets include Cash and Prepaid Expenses. At December 31, 2008, our total assets were $93,209 compared to $237,377 at March 31, 2008. Prepaid Expenses consist of a prepaid consulting contract and prepaid interest on the bridge loans. Prepaid Expenses decreased to $8,146 at December 31, 2008 from $43,530 at March 31, 2008. This decrease was due to the amortization of the prepaid consulting contract and bridge loan prepaid interest

Total Liabilities. Our Total Liabilities consist of Accrued Expenses, Bridge Loans and an Officer Loan. At December 31, 2008, our accrued expenses were $489,836 compared to $476,137 at March 31, 2008. This increase was primarily due to accrued wages for officers and directors.

Stockholders Deficit. At December 31, 2008, our stockholders deficit was $396,627compared to $238,760 at March 31, 2008.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Revenues. We had no revenues for the three months ended December 31, 2008 and 2007.

Costs of Sales. We had no costs of sales for the three months ended December 31, 2008 and 2007.

General and Administrative Expenses. For the three months ended December 31, 2008, our general and administrative expenses were $20,490, compared to $33,151 for the three months ended December 31, 2007. This decrease was due to decrease in and the termination of our VoIP operations on June 15, 2008.

Interest Income.  We had no interest income for the three months ended December 31, 2008 and 2007.

Interest Expense.  Interest Expense for the three months ended December 31, 2008 was $17,797, compared to $6,278 for the three months ended December 31, 2008. This increase was due to the interest on the Bridge Loans.

Net Loss. Net Loss for the three months ended December 31, 2008 was $51,812, compared to $84,658 for the three months ended December 31, 2008. The decrease was due to a decrease in Net Loss from Discontinued Operations.  Net Loss Discontinued Operations decreased to $13,525 for the three months ended December 31, 2008 from $45,229 for the three months ended December 31, 2007 due to less general overhead.
Nine Months Ended December 31, 2008 Compared to the Nine months Ended December 31, 2007

Revenues. We had no revenues for the nine months ended December 31, 2008 and 2007.

Costs of Sales. We had no costs of sales for the nine months ended December 31, 2008 and 2007.

General and Administrative Expenses. For the nine months ended December 31, 2008, our general and administrative expenses were $74,233, compared to $129,832 for the nine months ended December 31, 2007. This decrease was due to decrease in and the termination of our VoIP operations on June 15, 2008.

Interest Income. We had no interest income for the nine months ended December 31, 2008 and $1,152 for the nine months ended December 31,2007.

Interest Expense. Interest Expense for the nine months ended December 31, 2008 was $75,884 compared to $6,278 for the nine months ended December 31, 2008. This increase was due to the interest on the Bridge Loans.

Net Loss.  Net Loss was $258,267 for the nine months ended December 31, 2008 compared to $315,843 for the nine months ended December 31, 2008.  The decrease was due to a decrease in Net Loss from Discontinued Operations.  Net Loss Discontinued Operations decreased to $108,150 for the three months ended December 31, 2008 from $189,885 for the three months ended December 31, 2007 due to less general overhead.
Liquidity and Capital Resources

At December 31, 2008, the Company had $459 cash on hand and the Company has an accumulated deficit of $2,185,853 since inception.  Our primary sources of funds have been loans from officers and affiliates. The Company is s shell company and the Company's current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We plan to seek, investigate and acquire one or more properties or businesses with the intent to maximize or further enhance shareholder value. The Company has limited capital. As such, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth.

The Company does not currently have enough cash on hand to fund its operations for the next 12 months. The Company needs additional cash advances from its officers and stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company.

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. In June 2008, the Company extended $85,000 of the bridge loans from three investors and issued an aggregate of 42,500 restricted shares to them. In August of 2008, the Company extended $45,000 of the bridge loans from two investors and issued 22,500 restricted shares.  In December 2008, the Company extended the December 2007 bridge loans from three investors for another six months and issued an aggregate of 42,500 restricted shares to them.

On April 1, 2008, the Company received a bridge loan of $25,000 from an accredited investor pursuant to the terms of the bridge loans issued in December 2007 and February 2008. The bridge loan was extended in October 2008 for an additional six months.  The Company issued 12,500 restricted shares of common stock due to the bridge loan investor. The terms of this bridge loan are the same as the bridge loans described above.
During the quarter ended June 30, 2008, Michael C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan does not bear interest nor is there a maturity date. The Company anticipates repaying the loan upon generating revenue or sufficient funding. To date, no amounts have been repaid under this loan. The Company issued the note under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that such issuance did not involve a public offering.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

		For the Nine months Ended
		December 31, 2008		December 31, 2007
Net Cash Used in Operating Activities		$(85,114)	$$	(463,241)

Net Cash Provided by Investing Activities		$0		$0

Net Cash Provided by Financing Activities		$77,000		$85,000

Effect of Rate Change on Cash		$788		$(4,944)

Net Decrease in Cash		$(7,326)		$(383,185)

Cash, Beginning of Period		$7,785		$449,407
	=
Cash, End of Period		$459		66,222

Critical Accounting Policies & Estimates

The follow describes critical accounting policies and estimates:

Use of Estimates

It is important to note that when preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and related notes. Actual results could differ if those estimates and assumptions prove to be incorrect.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. Based upon the aggregate principal amount of the loans of $130,000, the Company issued 65,000 shares of restricted common stock. The Company is recognizing interest expense as the fair value of the 65,000 shares issued over the six-month term. In June of 2008, the Company extended $85,000 of the bridge loans from three investors and issued an aggregate of 42,500 restricted shares to them. In August of 2008, the Company extended $45,000 of the bridge loans from two investors and issued 22,500 restricted shares.  In December 2008, the Company extended the December 2007 bridge loans from three investors for another six months and issued an aggregate of 42,500 restricted shares to them.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

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

Date: February 13, 2009		ZIPGLOBAL HOLDINGS, INC.

	By:	/s/ Michael C. Lee
MICHAEL C. LEE President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)