Form 10-K
period 2009-03-31
ZipGlobal Holdings, Inc.
filed 2009-08-12
CIK 1364436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:            March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-135134

ZIPGLOBAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	20-3837010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Derby Street, Suite 200 Hingham, Massachusetts

02043
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (781) 556-1062

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $5,864,339 based on the closing price of $0.65 on September 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 12, 2009, there were 21,098,298 shares of common stock outstanding and no shares of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ZIPGLOBAL HOLDINGS, INC. (the “Company” or “Registrant”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

During the three months ended September 30, 2007, the Company introduced a new business named ZipPay Payment Solutions, which provided international and domestic monetary transfer, credit card processing and a full line of “e-wallet” payment solution services. There was no significant activity in the ZipPay Payment Solutions business during the fiscal year ended March 31, 2008 and the business has since been discontinued.

Up until March 31, 2008, we were a retail provider of Internet telephony services with over 2,000 registered subscribers. During the quarter ending March 31, 2008, we made the strategic decision to discontinue the VoIP aspect of our business due to its declining profitability. Our VoIP business was formally ceased on June 15, 2008, within this current fiscal year ended March 31, 2009. For the purpose of full disclosure, this annual report will contain a description of our VoIP business as it existed up until the sale of our Beasley Holdings subsidiary on March 31, 2009.

By utilizing next-generation technology called Voice over Internet Protocol, or VoIP technology, as the primary conduit for transmitting multi-way multimedia data, we were able to bypass the high international services rates set by traditional service providers to provide our subscribers with high quality, low-cost communication services comparable to traditional circuit-switch telephone services. Over 40% of our customers were located outside of the United States and Canada, and our strategy was focused on the domestic and international Asian markets. In May 2004 and January 2005, we opened sales offices in Hong Kong and mainland China, respectively, to support direct retail sales and to better serve our customers in Asia.

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

Our subscribers utilized our communication services by simply plugging a standard telephone into a VoIP gateway purchased by them from one of our sales representatives. The gateway box worked by converting voice signals into digital data packets for transmission over the Internet. By providing our services through a subscriber’s existing broadband Internet connection, we were able to monitor, maintain and expand our network quickly and efficiently while minimizing capital and operating cost savings.

We were not able to achieve profitability since our inception and as a result we decided to cease our operations in the VoIP business during the fourth quarter ended March 31, 2008 and we formally ceased our VoIP operations on June 15, 2008, within this fiscal year ended March 31, 2009. For purposes of full disclosure as to our operations as they existed within the fiscal year ended March 31, 2009, we have included a description of our discontinued operations in this Form 10-K.

Beasley Holdings Limited Sale

On March 31, 2009, ZipGlobal Holdings, Inc. and Beasley Holdings Limited, a then wholly-owned subsidiary of the Company, entered into an Agreement by which the Company sold 100% the shares of the issued and outstanding shares of Beasley to Beasley in consideration for Beasley forgiving an aggregate sum of $329,768 owed by the Company to Beasley.

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

Basic Services

Before ending our VoIP business in June 2008, we offered three groups of international telephony service plans: Business, Family and Value. Our service features included:

o
Fax – Users could send and receive faxes through our service. Local Numbers – Users could receive phone calls from non-ZipGlobal callers on local numbers with the area of code of their choice for over 30 countries, including the U.S. and Canada. Extended Wireless Calling – Users could make international calls on their mobile phones.

Recognizing that our customers in East Asia required more flexibility in payment methods, we launched the retail package, ZipGlobal To-Go, in April 2007. Once the customers purchase the service kit, which includes a gateway device and 500 free calling minutes, they did not need to worry about activation, cancellation or monthly fees. To use the service, they purchased the To-Go Recharge Cards from dealers and retailers or make credit card payments online. Many of our customers found the To-Go package to be an appropriate gift for numerous occasions.

The table below summarized our plans offered from July 2005 until June 2008.

	Value	Family	Business
Basic Fee	$2.95/month	$19.95/month	$34.95/month

Free Regions	NA	US & Canada	US & Canada

Min Cap	NA	1,000	4,000

Include More Free Zones:	NA	$34.95/month	$54.95/month
Mainland China, Hong Kong, Asia		(2,000 minutes)

Include Even More Free Zones:	NA	NA	$69.95/moth
Japan, Korea, Singapore,
Malaysia, Australia, New
Zealand

US Local Number	$4.95/month	$4.95/month	1 Free number
(DID) Optional	$0.01/minute	Free incoming calls
Free in-network calls

Canada Local Number	$4.95/month	$4.95/month	$4.95/month
(DID) Optional	$0.02/minute	$0.015/minute	Free incoming calls
Free in-network calls
International Rates (per minute):
US & Canada	$0.02/minute	$0.01/minute	$0.01/minute
Mainland China	$0.02/minute	$0.01/minute	$0.01/minute
Taiwan	$0.02/minute	$0.015/minute	$0.01/minute
Singapore	$0.025/minute	$0.015/minute	$0.01/minute
Japan	$0.025/minute	$0.015/minute	$0.01/minute

Subscribers’ Locations

At March 31, 2008, we had over 2,000 registered subscribers. The table below lists where they were generally located:

Locations	Percentage of Subscribers
United States	47%
Canada	12%
Taiwan	12%
China	6%
India	3%
Hong Kong	2%
Jordan	2%
Argentina	1%
Nigeria	1%
Caribbean, Europe, Middle East, South East Asia	4.8%
Other Countries	9.2%
Total	100%

Employees

At March 31, 2009, we had.one part time employee. This one part time employee does not include the Corporate Executives.

Patents and Trademarks

We did not own, either legally or beneficially, any patents or trademarks.

Executive Offices

Our principal executive offices are located at 99 Derby Street, Suite 200, Hingham, Massachusetts 02043 and our telephone number is (781) 556-1062.

Summary Financial Information

The table below summarizes (i) our audited balance sheet at March 31, 2009, compared to March 31, 2008 and (iii) our statement of operations for the audited year ended March 31, 2009 compared to March 31, 2008.

	At March 31,
	2009 (Audited)	2008 (Audited)
Balance Sheet:
Cash	$1,346	$7,785
Total Assets	$1,346	$237,377
Total Liabilities	$221,781	$476,137
Total Stockholders’ Deficit	$(220,435)	$(238,760)

	For the Fiscal Year Ended March 31,
	2009 (Audited)	2008 (Audited)
Statement of Operations:
Revenue	$0	$0
Net Loss	$(85,349)	$(829,773)
Net Loss Per Share of Common Stock	$(0.00)	$(0.04)

Available Information

We are subject to the information reporting requirements of the Exchange Act, and, accordingly, are required to file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

Item 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

We are a shell company. An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

Because we nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. As a shell check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Since inception, the Company has been engaged in organizational efforts.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Executive Offices – United States. Since December 1, 2008, our principal executive offices are located at 99 Derby Street, Suite 200, Hingham, Massachusetts 02043 and our telephone number is (781) 556-1062. We pay $250 per month for our use of this space.

Until February 28, 2008, we had leased an approximately 1,060 square feet space in Braintree, Massachusetts at $1,060 per month for our U.S. executive offices. The lease expired on February 28, 2008. The Company remained tenants until November, 2008. Beginning December, 2008, the Company has been located at its current location.

Sales Office – Guangzhou, China. We currently lease sales office space consisting of approximately 2,400 square feet located at Rooms 9,11,13 and 15 of North Tower, 21st Floor, Huasheng Building, No. 102 Middle Xianlie Road, Yue Xiu District, Guangzhou for a monthly rental fee of approximately $1,150 and a monthly management fee of approximately $546. The term of the lease commenced on September 1, 2006 and expires on September 30, 2008. On May 1, 2008, the Company sub leased the offices to a third party Company and currently has no responsibility for the remainder of the lease. The Company currently has no China offices.

Sales Office – Hong Kong. We had leased office space consisting of approximately 993 square feet located at Flat A, 17th Floor, Capital Building, 6-10 Sun Wui Road, Causeway Bay, Hong Kong for a monthly rental fee of approximately $1,145 and a monthly management fee of approximately $335. The term of the lease commenced on April 15, 2006 and which expired on April 14, 2008. The Hong Kong office was closed on April 14, 2008. The Company currently has no Hong Kong offices.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

At March 31, 2009, the Company had 19,205,792 shares of common stock issued and outstanding. At March 31, 2009, there were approximately 105 holders of record of our common stock. The record holders include some brokerage firms and nominees who may be holding shares in “street name” for the benefit of other holders. The Company believes that the number of beneficial owners of its common stock is slightly higher than the number of record holders.

The range of high and low bid information for our common stock on the OTCBB since the Company’s listing on the OTCBB on March 14, 2007 is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was a limited trading market for our common stock during the period reflected below:

Period	Low Bid ($)	High Bid ($)

Year Ended 3/31/2010
Second Quarter (as of August 10, 2009)	0.40	0.40
First Quarter	0.40	0.45

Year Ended 3/31/09
Fourth Quarter	0.10	0.65
Third Quarter	0.65	0.65
Second Quarter	0.65	0.25
First Quarter	0.55	0.95

Year Ended 3/31/08
Fourth Quarter	0.55	1.03
Third Quarter	1.01	1.01
Second Quarter	1.20	1.20
First Quarter	1.10	1.50

Year Ended 3/31/07
Fourth Quarter	1.50	1.50

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

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. The Company has issued a total of 220,000 shares of restricted common stock as interest on these loans. Interest expense totaling $119,125 has been recognized through March 31, 2009.

On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The maturity date was one year. On April 1, 2009, the Company extended the loan for an additional year period and issued an additional 12,500 shares to Mrs. Lee. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009, the Company extended the $10,000 bridge loan from Joe C. Chung and issued to Mr. Chung 5,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009, the Company extended the $50,000 bridge loan from Angus & Bonnie Mui and issued to them 25,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009, the Company extended the $25,000 bridge loan from Nicholas & Geraldine Romano and issued to then 12,500 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2009, the Company issued 1,697,506 shares of common stock to Michael Lee for services rendered. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2009, the Company issued 140,000 shares of common stock to Getting You There, LLC. Virginia K. Sourlis is the sole member of Getting You There, LLC and is the managing partner of The Sourlis Law Firm. The shares issued to Getting You There, LLC were in consideration of legal services rendered by The Sourlis Law Firm to the Company. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

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

Beasley Holdings Limited Sale

On March 31, 2009, ZipGlobal Holdings, Inc. and Beasley Holdings Limited, a then wholly-owned subsidiary of the Company, entered into an Agreement by which the Company sold 100% the shares of the issued and outstanding shares of Beasley to Beasley in consideration for Beasley forgiving an aggregate sum of $329,768 owed by the Company to Beasley.

Plan of Operation

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,045,564 since inception. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Discontinued Operations

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins. Additionally, during the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008. These businesses represent the totality of the Company’s operations and have been accounted for as a discontinued operation.

Results of Operations

Before our March 31, 2008 year end, we made the strategic decision to discontinue the VoIP aspect of our business due to its declining profitability. We formally ceased our VoIP operations on June 15, 2008.

The following is a result of Operations for the last fiscal year ending March 31, 2009, which was the time period up until the point when we made the decision to discontinue our operations in the VoIP business.

Cash. At March 31, 2009 and 2008, we had cash of $1,346 and $7,785, respectively, on hand.

Total Assets. At March 31, 2009, we had $1,346 in total assets, as compared to $237,377 at March 31, 2008. The decrease was due our cessation of our VoIP business on June 15, 2008.

Total Liabilities. Total Liabilities consist of Accrued Expenses and Bridge Loans. At March 31, 2009, we had Accrued Expenses of $66,781, as compared to $65,621. This was due to administrative expenses. At March 31, 2009, the outstanding balance of our Bridge Loans was $155,000 as compared to $130,000 at March 31, 2008.

Net Loss. Up until we ceased our VoIP Business on June 15, 2008, we recognized revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,045,564 since inception. Our overall net loss decreased to $85,349 for the fiscal year ended March 31, 2009 from approximately $829,773 for the fiscal year ended March 31, 2008. This decrease was due to our cessation of our VoIP business on June 15, 2008.

Costs of Sales. The cost of sales consists of costs associated with purchasing gateway systems and equipment and shipping and handling of gateway systems to our dealers and our costs associated with our purchases of blocks of time in connection with our resell business. We had no costs of sales for the fiscal years ended March 31, 2009 and 2008.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses decreased to $107,116 for the fiscal year ended March 31, 2009 from $140,994for the fiscal year ended March 31, 2008. This decrease was primarily due to our cessation of our VoIP business on June 15, 2008 and a decrease in our staff.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,045,564since inception. We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated stockholders’ deficit of $220,435 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings. We borrowed an aggregate of $337,020 from two of our executive officers, $235,246 of which was converted into shares of common stock on March 28, 2006 The remaining $101,774 was sold as part of the sale of Beasley Holdings, Inc. and is non-interest bearing and has not specific repayment date. We also sold an aggregate of 2,185,300 shares of our common stock in private placement transactions consummated in November 2005 and February, May and June 2006 for $0.50 per share, resulting in net proceeds of approximately $1,034,476. We are using the proceeds from the loans and offerings for working capital and other general corporate expenses, including funding operating losses.

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin. The Company has issued a total of 220,000 shares of restricted common stock as interest on these loans. Interest expense totaling $119,125 has been recognized through March 31, 2009.

On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The maturity date was one year. On April 1, 2009, the Company extended the loan for an additional year period and issued an additional 12,500 shares to Mrs. Lee. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

At March 31, 2009, the outstanding balance of the bridge loans was $155,000.

During July 2008, the Company issued 270,000 shares of common stock at 16 2/3 cents per share, or 6 shares of restricted stock for each dollar invested, in a private placement for $45,000.

In July 2009, the Company extended the $110,000 in Bridge Loans and issued 55,000 shares of restricted common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Cash Balance. At March 31, 2009, we had $1,346 of cash on hand.

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined based upon the first-in, first-out (FIFO) method. At March 31, 2008, the Company wrote off the entire amount of its inventory, with a cost basis of $31,073, due to the cessation of the Company’s VoIP operations which made the inventory obsolete. This loss is included with discontinued operations.

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

Revenue Recognition

The Company earned revenue through the retail sales of VoIP telephony minutes and through the resale of block VoIP telephony minutes to other telecommunications providers.
Retail business-

For retail sales, the Company earned revenues from monthly fees, usage fees and activation fees and from the sales of gateway kits to customers for use of the service. Monthly fees were automatically billed to customers each month and were recognized when earned. Usage fees prepaid by customers were recognized as revenue based upon customer usage of the minutes. Activation fees were charged to customers for the purchase of gateway kits which were necessary to utilize VoIP telephony minutes. These activation fees, along with the related costs up to but not exceeding the activation fees, were deferred and amortized over the estimated average customer relationship period. During the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008.

The Company recorded the resale of block VoIP telephony minutes on a gross basis as the Company has latitude in establishing the resale price, has discretion in its selection of resale suppliers and has credit risk on the transactions. Accordingly, revenue was recognized when VoIP telephony minutes were used, the fee was determinable and collectability was probable. In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins.

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

Deferred Revenue

Deferred revenue represents the unused telecommunication time from system subscribers and the unamortized portion of activation fees. Any remaining deferred revenues were recognized upon the discontinuance of the Company’s operations.

Allowance for Doubtful Accounts

It is the Company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.

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

Contributed Services

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 in contributed services for the year ended March 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This SFAS is effective for the Company’s fiscal year beginning on April 1, 2010. The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ended on June 30, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after April 1, 2009. This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This SFAS is effective for the Company’s interim reporting period ending on June 30, 2009. This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on June 30, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of April 1, 2008, in situations where the market for a particular financial asset is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after April 1, 2009. This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP is effective for the Company’s interim reporting period ending on June 30, 2009. The Company are currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for acquisitions made on or after April 1, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our fiscal year beginning April 1, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements.
MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
ZipGlobal Holdings, Inc.
Hingham, MA

We have audited the accompanying consolidated balance sheets of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2009 and 2008 and the related consolidated statements of operations and stockholder’s deficit, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $2,045,564 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
August 5, 2009

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008

ASSETS
CURRENT ASSETS
Cash	$1,346	$7,785
Prepaid expenses	-	26,250
Total Current Assets	1,346	34,035

ASSETS OF DISCONTINUED OPERATIONS	-	203,342

Total Assets	$1,346	$237,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	66,781	65,621
Bridge loans	155,000	130,000
Total Current Liabilities	221,781	195,621

LIABILITIES OF DISCONTINUED OPERATIONS	-	280,516

Total Liabilities	221,781	476,137

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 19,205,792 and 18,780,792 issued and outstanding at March 31, 2009 and 2008, respectively	1,920	1,878
Additional paid-in capital	1,823,209	1,719,577
Accumulated deficit	(2,045,564)	(1,927,586)
Accumulated other comprehensive loss	-	(32,629)
Total Stockholders’ Deficit	(220,435)	(238,760)

Total Liabilities and Stockholders’ Deficit	$1,346	$237,377

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31, 2009	March 31, 2008

NET SALES	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-
General and administrative	107,116	140,994
Total Costs and Expenses	107,116	140,994

NET OPERATING LOSS	(107,116)	(140,994)

OTHER INCOME (EXPENSE)
Interest income	-	1,152
Interest expense	(86,405)	(31,440)
Total Other Income (Expense)	(86,405)	(30,288)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(193,521)	(171,282)

PROVISION FOR INCOME TAXES	-	5,177

LOSS FROM CONTINUING OPERATIONS	(193,521)	(176,459)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(113,019)	(653,314)
Gain on disposal of discontinued operations	221,191	-
Income (loss) from discontinued operations	108,172	(653,314)

NET LOSS	$(85,349)	$(829,773)

PER COMMON SHARE AMOUNTS (Basic and diluted)
Loss from continuing operations per share	$(0.01)	$(0.01)
Gain (loss) from discontinued operations per share	0.01	(0.03)
Net loss per share	$(0.00)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,059,515	18,725,073

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, March 31, 2007	18,715,792	$1,872	$1,632,236	$(1,097,813)	$(4,516)	$531,779

Contribution of Services			13,000			13,000
Stock Compensation			9,347			9,347
Shares issued for interest on bridge loans	65,000	6	64,994			65,000
Net loss for the year ended March 31, 2008				(829,773)		(829,773)
Translation adjustment					(28,113)	(28,113)
Balance, March 31, 2008	18,780,792	$1,878	$1,719,577	$(1,927,586)	$(32,629)	$(238,760)

Stock Compensation			4,549			4,549
Shares issued for interest on bridge loans	155,000	15	54,110			54,125
Shares issued in private placement	270,000	27	44,973			45,000
Net loss for the year ended March 31, 2009				(85,349)		(85,349)
Realization of translation adjustment				(32,629)	32,629	-
Balance, March 31, 2009	19,205,792	$1,920	$1,823,209	$(2,045,564)	$-	$(220,435)

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,349)	$(829,773)
(Gain) Loss from discontinued operations	(108,172)	653,314
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	4,549	9,347
Shares issued as interest on bridge loans	54,125	-
Contribution of services	-	13,000
Changes in operating assets and liabilities:
Accounts receivable	-	216
Prepaid expenses	43,530	38,750
Accrued Expenses	32,600	65,621
Net cash used in operating activities- continuing operations	(58,717)	(49,525)
Net cash used in operating activities- discontinued operations	(17,722)	(489,826)
Net cash used in operating activities	(76,439)	(539,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	-	202,849
Net cash provided by (used in) investing activities- continuing
operations	-	202,849
Net cash used investing activities- discontinued operations	-	(12,988)
Net cash provided by (used in) investing activities	0	189,861

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge loans	25,000	130,000
Proceeds from issuance of common stock	45,000	-
Net cash provided by financing activities- continuing operations	70,000	130,000
Net cash provided by financing activities- discontinued operations	-	8,830
Net cash provided by financing activities		138,830

EFFECT OF RATE CHANGE ON CASH	-	(28,113)

NET DECREASE IN CASH	(6,439)	(238,773)

CASH, BEGINNING OF YEAR	7,785	246,558

CASH, END OF YEAR	$1,346	$7,785

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended March 31,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	$5,177
Cash paid for interest	-	-

Contribution of services by officers and directors	-	13,000

Stock based compensation	4,549	9,347

Issuance of stock for interest on bridge loans	54,125	-

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE A - NATURE OF BUSINESS

ZipGlobal Holdings, Inc. (the “Company”), a Delaware corporation previously working through its wholly owned subsidiary, Beasley Holdings Limited, a British Virgin Island Company (“Beasley”) located in Hong Kong, was a provider of next-generation telecommunication services for the global oriented customer. The Company offered high quality, multimedia-enabled communication services that unite disparate and dispersed local communities in global dialogues. Beasley had two wholly owned subsidiaries, Max International Investment Limited, which has locations in Hong Kong and The People’s Republic of China and provides management and information technology support services to Beasley, and ZipPay Technology Limited, which is a Hong Kong Company developing business in The People’s Republic of China.  ZipPay Technology Limited was incorporated in Hong Kong on September 28, 2006.  The Company discontinued the operations of Beasley and subsidiaries in 2008 and sold Beasley and its subsidiaries in 2009.  The Company is currently a non-operating shell company.

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,045,564 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property, Plant and Equipment

Property, plant and equipment was stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property, plant and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.  All of the Company’s property, plant and equipment were part of it’s discontinued operations.

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

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories were stated at the lower of cost or market value. Cost is determined based upon the first-in, first-out (FIFO) method.  At March 31, 2008, the Company wrote off the entire amount of its inventory, with a cost basis of $31,073, due to the cessation of the Company’s VoIP operations which made the inventory obsolete.  This loss is included with discontinued operations.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Revenue Recognition

The Company earned revenue through the retail sales of VoIP telephony minutes and through the resale of block VoIP telephony minutes to other telecommunications providers.

Retail business-

For retail sales, the Company earned revenues from monthly fees, usage fees and activation fees and from the sales of gateway kits to customers for use of the service. Monthly fees were automatically billed to customers each month and were recognized when earned. Usage fees prepaid by customers were recognized as revenue based upon customer usage of the minutes. Activation fees were charged to customers for the purchase of gateway kits which were necessary to utilize VoIP telephony minutes. These activation fees, along with the related costs up to but not exceeding the activation fees, were deferred and amortized over the estimated average customer relationship period.  During the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of it’s business due to its declining profitability.  The VoIP business was formally ceased on June 15, 2008.

Resale business-

The Company recorded the resale of block VoIP telephony minutes on a gross basis as the Company had latitude in establishing the resale price, has discretion in its selection of resale suppliers and has credit risk on the transactions. Accordingly, revenue was recognized when VoIP telephony minutes were used, the fee was determinable and collectibility was probable.  In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company considers the U.S. Dollar to be its functional currency.  Max International Investment Limited and Zippay Technology Limited , subsidiaries of Beasley, have functional currencies other than the U.S. Dollar. As such, assets and liabilities were translated into U.S. Dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive loss, a separate component of stockholder’s equity.  The Company realized its translation gain/loss in 2009 with the sale of Beasley Holdings.

Deferred Revenue

Deferred revenue represents the unused telecommunication time from system subscribers and the unamortized portion of activation fees.  Any remaining deferred revenues were recognized upon the discontinuance of the Company’s operations.

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

Contributed Services

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 in contributed services for the year ended March 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009.  This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This SFAS is effective for the Company’s fiscal year beginning on April 1, 2010.  The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ended on June 30, 2009.  This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations.  The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after April 1, 2009.  This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements.  The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  This SFAS is effective for the Company’s interim reporting period ending on June 30, 2009.  This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value.  Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year.  The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on June 30, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of April 1, 2008, in situations where the market for a particular financial asset is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after April 1, 2009.  This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP is effective for the Company’s interim reporting period ending on June 30, 2009.  The Company is currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.   SFAS No.141R is effective for acquisitions made on or after April 1, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our fiscal year beginning April 1, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE C – DISCONTINUED OPERATIONS

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins.   Additionally, during the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of it’s business due to its declining profitability.  The VoIP business was formally ceased on June 15, 2008.  These businesses represented the majority of the Company’s operations and have been accounted as a discontinued operation.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE C – DISCONTINUED OPERATIONS (CONTINUED)

The Company sold 100% of the issued and outstanding shares of Beasley Holdings, Inc. effective March 31, 2009 to two shareholders of the Company.  In consideration for the shares of Beasley Holdings, Inc., the two shareholders of the Company agreed to release the Company from all claims, indebtedness and liabilities of Beasley Holdings, Inc.   Summarized financial information for the discontinued operations is shown below:

	March 31, 2009	March 31, 2008
OPERATIONS
Net Sales	$60,107	$1,330,527
Total Costs and Expenses	173,184	1,907,350
Operating Loss	(113,077)	(576,823)
Other Income	58	683
Provision for Income Taxes	-	-
Loss from discontinued operations before disposal	(113,019)	(576,140)
Loss on Disposal	221,191	(77,174)
Loss from Discontinued Operations	$108,172	$(653,314)

	March 31, 2009	March 31, 2008
ASSETS
Cash	$-	$41,463
Accounts Receivable- net	-	81,638
Prepaid Expenses	-	66,082
Property, Plant and Equipment- net	-	14,159
Assets of Discontinued Operations	$-	$203,342

LIABILITIES
Accounts Payable	$-	$93,800
Accrued Expenses	-	20,268
Due to Stockholders	-	93,301
Deferred Revenue	-	56,006
Customer Deposits	-	17,141
Liabilities of Discontinued Operations	$-	$280,516

NOTE D - DUE TO STOCKHOLDERS

At March 31, 2008, the Company had borrowed $93,301 from two principal officers and stockholders. The loans are non-interest bearing and have no specific repayment date.  These loans are included within Liabilities of discontinued operations on the consolidated Balance sheet and were sold in 2009.

During the year ended March 31, 2009, the Company borrowed and repaid $7,000 from the President and Chief Executive Officer.

NOTE E - STOCKHOLDERS’ DEFICIT

In connection with the share exchange agreement dated March 11, 2005, the Company issued 16,000,000 shares at par value to acquire Beasley Holdings Limited in a reverse merger.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE E - STOCKHOLDERS’ DEFICIT (CONTINUED)

During the year ended March 31, 2007, the Company, under a private placement agreement, issued 1,095,500 shares of its common stock at $0.50 per share.

On January 1, 2007, the Company issued 60,000 shares as part of a two year employment agreement.  The shares were valued at $0.50 which is the price that the Company sold shares in a private placement during the year.  The shares vest over the life of the employment agreement.  The Company recognized $11,250 and $15,000 in expense during 2009 and 2008.  At March 31, 2009, the agreement was completely vested and amortized.

For the year ended March 31, 2009 and 2008, the Company issued 155,000 and 65,000 shares of common stock, respectively, for interest In connection with the bridge loans (See Note I).  The fair value of these shares is being amortized over the life of the bridge loans.

During July 2008, the Company issued 270,000 shares of common stock at 16 2/3 cents per share, or 6 shares of restricted stock for each dollar invested, in a private placement for $45,000.

NOTE F - INCOME TAX PROVISION

For the years ended March 31, 2008 and 2009, there was no provision for income taxes was state income taxes relating to the Company’s US operations.

The Company has net operating losses of approximately $1,040,000 and $932,000 at March 31, 2009 and 2008.  The international components have an unlimited carry forward time period and the U.S. components expire commencing 2005.  The net operating loss results in deferred tax assets as follows:

	March 31, 2009	March 31, 2008
Net Operating Loss Carryforward	$320,700	$313,900
Deferred tax asset valuation allowance	(320,700)	(313,900)
Net Deferred Tax Asset	$-	$-

Income taxes computed using the international statutory tax rates differ from the Company’s effective tax rate due to the following:

	March 31, 2009	March 31, 2008
Income tax benefit at U.S. statutory rate of 35%	$29,872	$290,421
Contributed services and stock based compensation	(1,592)	(7,821)
Foreign Income tax benefit at foreign rates	(18,045)	(96,226)
Change in deferred tax asset valuation allowance	(6,789)	(163,675)
Other	(3,446)	(22,698)
	$-	$-

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE G - STOCK OPTION PLAN

The following table summarizes stock option activity for the year ended March 31, 2009:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, March 31, 2008	120,000	0.50			112,500	0.50		37,500

Granted	-
Exercised
Forfeited					(75,000)
Outstanding, March 31, 2009	120,000	0.50	1.22	$-	37,500	0.50	0.72	$-

Exercisable at March 31, 2009	73,333	0.50			25,000	0.50

(1) The intrinsic value is the difference between the market price of the stock and the exercise price of the option. As the exercise price and market price are the same on all the options, the options have no intrinsic value.

NOTE H - CONTRIBUTION OF SERVICES

During the year ended March 31, 2008, the Company agreed to begin paying salaries to its officers and directors. Although no formal employment agreements existed, the Company agreed to pay its officers and directors a total of approximately $6,800 per month.

Previously, the Company did not pay salaries or fees to its directors and officers. As such, the Company recorded the fair value of services provided by directors and officers, as determined by management, as an expense and capital contribution when incurred. As the Company agreed to pay its officers and directors salaries, the Company no longer accrued contributed services. The Company recognized $13,000 in contributed services for the year ended March 31, 2008.

NOTE I- BRIDGE LOANS

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. In April 2008, the Company received and additional bridge loan totaling $25,000.  The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty days after receiving the principal amounts and, if applicable, thirty days after the additional six-month periods begin.  The Company has issued a total of 220,000 shares of restricted common stock as interest on these loans.  Interest expense totaling $119,125 has been recognized through March 31, 2009.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008

NOTE I- BRIDGE LOANS (CONTINUED)

The weighted averaged borrowing and interest rates of these bridge loans were $154,932 and 56%, respectively.

Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

NOTE J – SUBSEQUENT EVENTS

In March and June of 2009, the Company renewed $110,000 in bridge loans and issued 55,000 shares of common stock as interest.

On July 17, 2009, the Company issued 1,697,506 shares of common stock to Michael Lee for services rendered.

On July 17, 2009, the Company issued 140,000 shares of common stock to Getting You There, LLC. Virginia K. Sourlis is the sole member of Getting You There, LLC and is the managing partner of The Sourlis Law Firm.  The shares issued to Getting You There, LLC were in consideration of legal services rendered by The Sourlis Law Firm to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of active officer and director. While this control deficiency did not result in any audit adjustments to our 2007, 2008 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

Beasley Holdings Limited Sale

On March 31, 2009, ZipGlobal Holdings, Inc. and Beasley Holdings Limited, a then wholly-owned subsidiary of the Company, entered into an Agreement by which the Company sold 100% the shares of the issued and outstanding shares of Beasley to Beasley in consideration for Beasley forgiving an aggregate sum of $329,768 owed by the Company to Beasley.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)	Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended March 31, 2009:

Our executive officers and directors and their respective ages are as follows:

Name of Director	Age	Position
Michael C. Lee	58	President, Chief Executive Officer and Director
Zhong Hua Li	43	Chairman of the Board
Hio Tong Ieong	47	Head of Asian Marketing and Sales, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Michael C. Lee - Mr. Lee has been serving as our President, Chief Executive Officer and as a member of our Board of Directors since our formation in November 2005. From September 1977 to December 1999, Mr. Lee was the President of East Coast Food Products based in Holbrook, Massachusetts. From December 1999 to November 2005, Mr. Lee was the President of Progressive Technology Partners, a consulting company located in Hingham, Massachusetts. Mr. Lee has also served as a director on several publicly traded companies, including North American Scientific Corporation from March 1995 to March 2001 and Prime Spot Media from April 1994 to April 1998.

Zhong Hua (Jimmy) Li – Mr. Li has been serving as the Chairman of our Board of Directors and the Head of Asian Marketing and Sales since our acquisition of Beasley on November 30, 2005. Mr. Li had also served as the Head of Asian Marketing and Sales of Beasley since its formation in February 2004 until our acquisition of Beasley in November 2005. In March 2000, Mr. Li founded L&H Telecom, a telecommunications company. From L&H Telecom’s founding until March 2004, Mr. Li served as the company’s President and Chief Executive Officer.

Hio Tong (Ken) Ieong – Mr. Ieong has been serving as our Chief Technology Officer and Secretary and as a member of our Board of Directors since our formation in November 2005. In February 2004, Mr. Ieong founded, and was the sole stockholder of, Beasley and served as its President and Chief Executive Officer and Chairman until our acquisition of Beasley in November 2005. In 1995, Mr. Ieong co-founded and was the Chief Communications Officer of Elephant Talk Limited, a facility-based international long distance carrier with offices and hubs in Hong Kong, Los Angeles, Boston, New York, Singapore and Beijing, until November 2003. Mr. Ieong is Head of Asian Marketing and Sales.

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

(b)	Family Relationships. None

(c)
Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(d)
The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

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

Due to the fact that the Company does not have a class of equity securities registered under section 12 of the Exchange Act, no reports were required to be filed under Section 16(a) of the Exchange Act by any of the Company's executive officers, directors or 10% beneficial owners.

Item 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended March 31, 2009 for each of our officers and directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael C. Lee (1)	2009	0	(2)	0	0	0	0	0	0	0
	2008	$7,351	(3)	0	0	0	0	0	0	$7,351

Zhong Hua Li (4)	2009	0		0	0	0	0	0	0	0
	2008	$7,054	(6)	0	0	0	0	0	0	$7,054

Hio Tong Iong (5)	2009	0		0	0	0	0	0	0	0
	2008	0		0	0	0	0	0	0	0

(1)	Chief Executive Officer, President and a Director of the Company
(2)	Does not include $29,403 in accrued compensation.
(3)	Does not include $19,601 in accrued compensation.
(4)	Chairman of the Board
(5)	Head of Asian Marketing and Sales, Secretary and Director
(6)	Does not include $11,757 in accrued compensation.

We do not currently pay, nor have we in the past, our directors or officers any salary or fees for their services.
Each of the officers and directors spend part of their time on the Company’s business.

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

i.
to select and approve the persons who will be granted options under the Plan from among the eligible participants, and to grant to any person so selected one or more options to purchase such number of shares of common stock as the Committee may determine;

ii.
to determine the period or periods of time during which options may be exercised, the exercise price and the duration of such options, and other matters to be determined by the Committee in connection with specific option grants and agreements as specified under the Plan;

iii.
to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations necessary or advisable for the operation and administration of the Plan; and

iv.
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of our officers and directors received any options to purchase our common stock during the fiscal year ended March 31, 2009 and none of such officers or directly currently beneficially own any options of the Company.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended March 31, 2009, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock As of August 12, 2009, by (i) each executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.  Unless otherwise noted, the address for each reporting person below is c/o ZipGlobal Holdings, Inc., 99 Derby Street, Suite 200,Hingham, Massachusetts 02043.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock(1)
Michael C. Lee 420 Washington Street, Unit LL-6 Braintree, MA 02184 —President, Chief Executive Officer, and Director	4,220,746	20.00%
Zhong Hua Li 420 Washington Street, Unit LL-6 Braintree, MA 02184 —Chairman of the Board, Head of Asian Marketing and Sales	3,735,746	17.7%
Hio Tong Ieong 420 Washington Street, Unit LL-6 Braintree, MA 02184 —Chief Technology Officer, Secretary and Director	4,145,746	19.6%
All Executive Officers and Directors as a Group (without naming them) (3 persons)	12,076,238	57.4%

*Represents less than 1%
(1)
Applicable percentage of ownership is based on 21,098,298 shares of common stock issued and outstanding as of August 12, 2009. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The OTCBB on which we have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$28,500	Meyler & Company, LLC
2008	$39,450	Meyler & Company, LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Meyler & Company, LLC
2008	$0	Meyler & Company, LLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0	Meyler & Company, LLC
2008	$0	Meyler & Company, LLC

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Meyler & Company, LLC
2008	$0	Meyler & Company, LLC

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit Number	Description of Exhibits

3.1*	Certificate of Incorporation of ZipGlobal Holdings, Inc., dated November 17, 2005.
3.2*	Certificate of Incorporation of Beasley Holdings Limited, dated February 13, 2004.
3.3*	Bylaws of ZipGlobal Holdings, Inc.
4.1*	Form of Corporate Stock of ZipGlobal Holdings, Inc.
4.2*	Form of Incentive Stock Option under ZipGlobal Holdings, Inc. 2006 Stock Option Plan
4.3*	Form of Non-Qualified Stock Option under ZipGlobal Holdings, Inc. 2006 Stock Option Plan
10.1*	Registration Rights Agreement entered into with each selling stockholder
10.2*	Lock-up Agreement entered into with each selling stockholder
10.3*	Share Exchange Agreement, dated November 29, 2005, by and among the shareholders of Beasley Holdings Limited and ZipGlobal, Inc.
10.4*	ZipGlobal Holdings, Inc. 2006 Stock Option Plan
10.5*	Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit Hio Tong Ieong in the principal amount of $136,373 bearing interest at the rate of 8% per annum
10.6*	Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit of Zhong Hua Li in the principal amount of $98,873 bearing interest at the rate of 8% per annum
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

10.9*	Agreement on Management Fee, dated March 31, 2006, between Beasley Holdings Limited and Max International Investment Limited
10.10*	Carrier Service Agreement, dated March 1, 2006, between Lucky Tone Communications Limited and Beasley Holdings Limited

10.11*	Service Agreement, dated October 25, 2005, between Toll International Limited and Beasley Holdings Limited
10.12*	Reciprocal International Carrier Service Agreement, dated December 30, 2005, between KDDI America, Inc. and Beasley Holdings Limited
10.13	Agreement, dated March 31, 2009, between ZipGlobal Holdings, Inc. and Beasley Holdings, Limited.
21.1*	Subsidiaries of ZipGlobal Holdings, Inc.
31.1	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael C. Lee pursuant to 18 U.S.C. Section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to Registration Statement on Form SB-2, as amended (File No.: 333-13514) and incorporated by reference herein.

Reports on Form 8-K

Beasley Holdings Limited Sale

On March 31, 2009, ZipGlobal Holdings, Inc. and Beasley Holdings Limited, a then wholly-owned subsidiary of the Company, entered into an Agreement by which the Company sold 100% the shares of the issued and outstanding shares of Beasley to Beasley in consideration for Beasley forgiving an aggregate sum of $329,768 owed by the Company to Beasley.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPGLOBAL HOLDINGS, INC.

Dated: August 12, 2009	By:	/s/ MICHAEL C. LEE
MICHAEL C. LEE
President, Chief Executive Officer,
and Director (Principal Executive Officer)
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Title:	Date:

/s/ MICHAEL C. LEE	August 12, 2009
MICHAEL C. LEE
President, Chief Executive Officer,
and Director,
(Principal Executive Officer)
(Principal Financial Officer)

ZHONG HUA LI
Chairman of the Board

/s/ HIO TONG IEONG	August 12, 2009
HIO TONG IEONG
Head of Asian Marketing and Sales,
Secretary and Director