Form 10-Q
period 2009-06-30
ZipGlobal Holdings, Inc.
filed 2009-08-13
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-135134

ZIPGLOBAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3837010
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

99 Derby Street Suite 200 Hingham, MA 02043	02043
(Address of Principal Executive Offices)	(Zip Code)

(781) 556-1062
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 13, 2009, there were 21,098,298 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I

Item 1.  Financial Statements.

ZIPGLOBAL HOLDINGS, INC.

BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,604	$1,346
Total Current Assets	1,604	1,346

Total Assets	$1,604	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$76,695	$66,781
Bridge loans	155,000	155,000
Total Current Liabilities	231,695	221,781

Total Liabilities	231,695	221,781

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 19,260,792 and 19,205,792 issued and outstanding at June 30 and March 31, 2009, respectively	1,925	1,920
Additional paid-in capital	1,841,351	1,823,209
Accumulated deficit	(2,073,367)	(2,045,564)
Total Stockholders’ Deficit	(230,091)	(220,435)

Total Liabilities and Stockholders’ Deficit	$1,604	$1,346

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	June 30,
	2009	2008

NET SALES		$-

COSTS AND EXPENSES
Cost of goods sold		-
General and administrative	13,654	10,927
Total Costs and Expenses	13,654	10,927

NET OPERATING LOSS	(13,654)	(10,927)

OTHER EXPENSE
Interest expense	(14,149)	(33,111)
Total Other Expense	(14,149)	(33,111)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(27,803)	(44,038)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(27,803)	(44,038)

LOSS FROM DISCONTINUED OPERATIONS	-	(62,720)

NET LOSS	$(27,803)	$(106,758)

PER COMMON SHARE AMOUNTS (Basic and diluted)
Loss from continuing operations per share	$(0.00)	$(0.00)
Loss from discontinued operations per share	-	(0.01)
Net loss per share	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,230,570	18,794,486

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,803)	$(106,758)
Loss from discontinued operations	-	62,720
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	3,998	(587)
Shares issued as interest on bridge loans	14,149
Changes in operating assets and liabilities:
Prepaid expenses	-	12,643
Accrued expenses	9,914	(19,850)
Net cash provided by (used in) operating activities-
continuing operations	258	(51,832)
Net cash provided by operating activities-
discontinued operations	-	22,724
Net cash provided by (used in) operating activities	258	(29,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities- continuing
operations	-	-
Net cash provided by (used in) investing activities- discontinued
operations	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	-	7,000
Proceeds from bridge loans	-	25,000
Proceeds from issure common stock	-	-
Net cash provided by financing activities- continuing operations	-	32,000
Net cash provided by financing activities- discontinued operations	-	-
Net cash provided by financing activities	-	32,000

EFFECT OF RATE CHANGE ON CASH	-	(9,017)

NET INCREASE (DECREASE) IN CASH	258	(6,125)

CASH, BEGINNING OF PERIOD	1,346	7,785

CASH, END OF PERIOD	$1,604	$1,660

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	For the Three Months Ended June 30,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Issuance of stock for interest on bridge loans	$14,149	$23,375

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10K for the year ended March 31, 2009.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $ 2,073,367 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- STOCK OPTIONS

The following table summarizes stock option activity for the three months ended June 30, 2009:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2009	120,000	0.50	1.22		37,500	0.50	0.72

Granted
Exercised
Cancelled/ Forfeited

Outstanding, June 30, 2009	120,000		0.97		37,500		0.47
Exercisable at June 30, 2009	99,870				27,109

(1)
The intrinsic value is the difference between the market price of the stock and the exercise price of the option. As the exercise price and market price are the same on all options, the options have no intrinsic value.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE D – DISCONTINUED OPERATIONS

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins.   Additionally, during the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of it’s business due to its declining profitability.  The VoIP business was formally ceased on June 15, 2008.

The Company sold 100% of the issued and outstanding shares of Beasley Holdings, Inc. effective March 31, 2009 to two shareholders of the Company.  In consideration for the shares of Beasley Holdings, Inc., the two shareholders of the Company agreed to release the Company from all claims, indebtedness and liabilities of Beasley Holdings, Inc.   Summarized financial information for the discontinued operations for the three months ended June 30, 2008 is shown below:

OPERATIONS	June 30, 2008
Net Sales	16,865
Total Costs and Expenses	79,643
Operating Loss	(62,778)
Other Income (Expense)	58
Provision for Income Taxes	-
Loss from discontinued operations before disposal	(62,720)
Loss on Disposal	-
Loss from Discontinued Operations	(62,720)

NOTE E- BRIDGE LOANS

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. In April 2008, the Company received an additional bridge loan of $25,000.  The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty days after receiving the principal amounts and, if applicable, thirty days after the additional six-month periods begin.  The Company has issued a total of 275,000 shares of restricted common stock as interest on these loans.  Interest expense totaling $133,275 has been recognized through June 30, 2009.

The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 69%, for the three months ended June 30, 2009.

Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

NOTE F- OFFICER LOAN

In June 2008, the President loaned the Company $7,000.  This loan is non-interest bearing and has no maturity date. This amount had been repaid on March 4, 2009

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE G – SUBSEQUENT EVENTS

On July 17, 2009, the Company issued 1,697,506 shares of common stock to Mike Lee for services rendered.

On July 17, 2009, the Company issued 140,000 shares of common stock to Getting You There, LLC. Virginia K. Sourlis is the sole member of Getting You There, LLC and is the managing partner of The Sourlis Law Firm.  The shares issued to Getting You There, LLC were in consideration of legal services rendered by The Sourlis Law Firm to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Up until June 15, 2008, we were a retail provider of Internet telephony services. Our VoIP business was formally ceased and discontinued on June 15, 2008 due to its declining profitability.

Beasley Holdings Limited Sale

On March 31, 2009, ZipGlobal Holdings, Inc. and Beasley Holdings Limited, a then wholly-owned subsidiary of the Company, entered into an Agreement by which the Company sold 100% the shares of the issued and outstanding shares of Beasley to Beasley in consideration for Beasley forgiving an aggregate sum of $329,768 owed by the Company to Beasley.

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, at the Company has an accumulated deficit of $2,073,367since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In August 2007, we halted the operation of our telecommunication minutes resell business because of small gross profit margins. Additionally, during the quarter ending March 31, 2008, we made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability. The VoIP business was formally ceased on June 15, 2008.

Since ending our VoIP business, our purpose has been to maintain available limited revenues and to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a shell company and a “blank check” company in as much as we have no specific business plans, no operations, or revenues. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

At June 30, 2009 the Company had $1,604 cash on hand and no other assets and total liabilities of $231,695 consisting of $76,695 in accrued expenses and bridge loans totaling $155,000.  The Company will need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Results of Operations

Cash Balance. At June 30, 2009, we had a cash balance $1,604 compared to $1,346 as of March 31, 2009. This increase was due to the receipt of some held back funds by a former vendor.

Total Assets. At June 30, 2009, our Total Assets consisted of cash on hand of $1,604 compared to $1,346 of cash on hand at March 31, 2009. We had no other assets.

Total Liabilities. Our Total Liabilities consist of Accrued Expenses and Bridge Loans. At June 30, 2009, our Accrued Expenses were $76,695 compared to $66,781 at March 31, 2009. This increase was primarily due to accrued wages for officers and directors. At June 30, 2009 and March 31, 2009, we had $155,000 in Bridge Loans outstanding.

Stockholders Deficit. At June 30, 2009, our stockholders deficit was $230,091 compared to $220,435 at March 31, 2009.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues. We had no revenues for the three months ended June 30, 2009 and 2008.

Costs of Sales. We had no costs of sales for the three months ended June 30, 2009 and 2008.

General and Administrative Expenses. For the three months ended June 30, 2009, our general and administrative expenses were $13,654 compared to $10,927 for the three months ended June 30, 2008. This increase was due to an increase in stock based compensation in 2009 relating to the vesting of stock options previously issued.

Interest Income. We had no interest income for the three months ended June 30, 2009 and 2008.

Interest Expense. Interest Expense for the three months ended June 30, 2009 was $14,149 compared to $33,111for the three months ended June 30, 2008. This decrease was due to a decrease in the value of shares issued as interest on the Company’s bridge loans in 2009.

Net Loss. Net Loss for the three months ended June 30, 2009 was $27,803 compared to $106,758 for the three months ended June 30, 2008. The decrease was due to a decrease in a Continuing Operations from $44,038 for the three months ended June 30, 2008 to $27,803 for the three months ended June 30, 2009 and a decrease in Discontinued Operations from $62,720 for the three months ended June 30, 2008 to $0 for the three months ended June 30, 2009. These decreases were due to our cessation of our VoIP business on June 15, 2008 due to its declining profitability. .

Liquidity and Capital Resources

At June 30, 2009, the Company had $1,604 cash on hand and the Company has an accumulated deficit of $2,073,367. Our primary sources of funds have been loans from officers and affiliates. The Company is a shell company and the Company's current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We plan to seek, investigate and acquire one or more properties or businesses with the intent to maximize or further enhance shareholder value. The Company has limited capital. As such, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth.

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

On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The Interest on the loan consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. he maturity date was one year.  On April 1, 2009, the Company extended the loan for an additional year period and issued an additional 12,500 shares to Mrs. Lee. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2008, Michael C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan did not bear interest nor is there a maturity date. This amount had been repaid on March 4, 2009. The Company issued the note under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that such issuance did not involve a public offering. During July 2008, the Company issued an aggregate amount of 270,000 shares of Common Stock to five accredited investors. The purchase price was $0.016-2/3 per share, for an aggregate amount of $45,000. The proceeds of the sale were used to pay limited overhead, including the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009, the Company extended the $10,000 bridge loan from Joe C. Chung and issued to Mr. Chung 5,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009, the Company extended the $50,000 bridge loan from Angus and Bonnie Mui and issued to them 25,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009, the Company extended the $25,000 bridge loan from Nicholas and Geraldine Romano and issued to then 12,500 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2009, the Company issued 1,697,506 shares of common stock to Michael C. Lee for services rendered. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Net Cash Provided by (Used in) Operating Activities	$258	$(29,108)

Net Cash Provided by (Used in) Investing Activities	$0	$0

Net Cash Provided by Financing Activities	$0	$32,000(1)(2)

Effect of Rate Change on Cash	$0	$(9,017)

Net Increase (Decrease) in Cash	$258	(6,125)

Cash, Beginning of Period	$1,346	$7,785

Cash, End of Period	$1,604	$1,660

(1)
During the quarter ended June 30, 2008, Michael C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan did not bear interest nor is there a maturity date. This amount had been repaid on March 4, 2009. The Company issued the note under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that such issuance did not involve a public offering.

(2)
On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The Interest on the loan consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. he maturity date was one year.  On April 1, 2009, the Company extended the loan for an additional year period and issued an additional 12,500 shares to Mrs. Lee. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

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

N/A.

Item 4T. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 4, 2009, the Company extended the $10,000 bridge loan from Joe C. Chung and issued to Mr. Chung 5,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended in light of the fact that it did not involve a public offering of securities.

On June 4, 2009, the Company extended the $50,000 bridge loan from Angus & Bonnie Mui and issued to them 25,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended in light of the fact that it did not involve a public offering of securities.

On June 4, 2009, the Company extended the $25,000 bridge loan from Nicholas & Geraldine Romano and issued to then 12,500 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended in light of the fact that it did not involve a public offering of securities.

On July 17, 2009, the Company issued 1,697,506 shares of common stock to Michael C. Lee for services rendered. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended in light of the fact that it did not involve a public offering of securities.

On July 17, 2009, the Company issued 140,000 shares of common stock to Getting You There, LLC. Virginia K. Sourlis is the sole member of Getting You There, LLC and is the managing partner of The Sourlis Law Firm.  The shares issued to Getting You There, LLC were in consideration of legal services rendered by The Sourlis Law Firm to the Company. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended in light of the fact that it did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

Subsequent Event

On July 17, 2009, the Company issued 1,697,506 shares of common stock to Michael C. Lee for services rendered. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended in light of the fact that it did not involve a public offering of securities.

On July 17, 2009, the Company issued 140,000 shares of common stock to Getting You There, LLC. Virginia K. Sourlis is the sole member of Getting You There, LLC and is the managing partner of The Sourlis Law Firm.  The shares issued to Getting You There, LLC were in consideration of legal services rendered by The Sourlis Law Firm to the Company. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended in light of the fact that it did not involve a public offering of securities.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification by Michael C. Lee, the Principal Executive Officer and Principal Financial Officer of ZipGlobal Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Michael C. Lee, the Principal Executive Officer and Principal Financial Officer of ZipGlobal Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZIPGLOBAL HOLDINGS, INC.

Dated: August 13, 2009	By:	/s/ MICHAEL C. LEE
Michael C. Lee
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)