Form 10-Q
period 2009-09-30
ZipGlobal Holdings, Inc.
filed 2009-11-12
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
214 Broad Street
Red Bank, New Jersey 07701
T: (732) 530-9007
F: (732) 530-9008
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 12, 2009, there were 21,350,798 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I

Item 1.  Financial Statements.

ZIPGLOBAL HOLDINGS, INC.

BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$14,022	$1,346
Total Current Assets	14,022	1,346

Total Assets	$14,022	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$83,586	$66,781
Bridge loans	155,000	155,000
Total Current Liabilities	238,586	221,781

Total Liabilities	238,586	221,781

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 21,350,798 and 19,205,792 issued and outstanding at September 30, 2009 and March 31, 2009, respectively	2,133	1,920
Additional paid-in capital	2,330,890	1,823,209
Accumulated deficit	(2,557,587)	(2,045,564)
Total Stockholders’ Deficit	(224,564)	(220,435)

Total Liabilities and Stockholders’ Deficit	$14,022	$1,346

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET SALES	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
General and administrative	481,138	42,816	494,792	53,743
Total Costs and Expenses	481,138	42,816	494,792	53,743

NET OPERATING LOSS	(481,138)	(42,816)	(494,792)	(53,743)

OTHER INCOME
Other income	14,014		14,014
Interest income	-	-	-	-
Interest Expense	(17,096)	(24,976)	(31,245)	(58,087)
Total Other Income	(3,082)	(24,976)	(17,231)	(58,087)

NET LOSS BEFORE TAXES	(484,220)	(67,792)	(512,023)	(111,830)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(484,220)	(67,792)	(512,023)	(111,830)

LOSS FROM DISCONTINUED OPERATIONS	-	(31,905)	-	(94,625)

NET LOSS	$(484,220)	$(99,697)	$(512,023)	$(206,455)

PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Loss from discontinued operations per share	-	-	-	-
Net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,852,563	19,115,435	20,050,479	18,897,779

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(512,023)	$(206,455)
Loss from discontinued operations		94,625
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	465,149	1,138
Shares issued as interest on bridge loans	31,245
Changes in operating assets and liabilities:
Prepaid expenses	-	58,087
Accounts payable and accrued expenses	16,805	16,805
Net cash provided by (used in) operating activities-
continuing operations	1,176	(35,800)
Net cash used in operating activities-
Discontinued operations	-	(48,553)
Net cash provided by (used in) operating activities	1,176	(84,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities- continuing
operations	-	-
Net cash provided by (used in) investing activities- discontinued
operations	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	-	7,000
Proceeds from bridge loans	-	25,000
Proceeds from issuance of common stock	11,500	45,000
Net cash provided by financing activities- continuing operations	11,500	77,000
Net cash provided by financing activities- discontinued operations	-	-
Net cash provided by financing activities	11,500	77,000

EFFECT OF RATE CHANGE ON CASH	-	815

NET INCREASE (DECREASE) IN CASH	12,676	(6,538)

CASH, BEGINNING OF PERIOD	1,346	7,785

CASH, END OF PERIOD	$14,022	$1,247

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	For the Six Months Ended September 30,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Issuance of stock for interest on bridge loans	31,245	44,375

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

 NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10K for the year ended March 31, 2009.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $2,557,587 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- STOCK OPTIONS

The following table summarizes stock option activity for the nine months ended September 30, 2009:
	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2009	120,000	0.50	1.22		37,500	0.50	0.72

Granted
Exercised
Cancelled/ Forfeited

Outstanding, September 30, 2009	120,000		0.72		37,500		0.22
Exercisable at September 30, 2009	107,071				29,809

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

The Company sold 100% of the issued and outstanding shares of Beasley Holdings, Inc. effective March 31, 2009 to two shareholders of the Company.  In consideration for the shares of Beasley Holdings, Inc., the two shareholders of the Company agreed to release the Company from all claims, indebtedness and liabilities of Beasley Holdings, Inc.   Summarized financial information for the discontinued operations for the three and six months ended September 30, 2008 is shown below:

OPERATIONS	3 Months Ended September 30, 2008	6 Months Ended September 30, 2008
Net Sales	$-	$16,865
Total Costs and Expenses	31,905	111,548
Operating Loss	(31,905)	(94,683)
Other Income (Expense)	-	58
Provision for Income Taxes	-
Loss from discontinued operations before disposal	(31,905)	(94,625)
Loss on Disposal
Loss from Discontinued Operations	$(31,905)	$(94,625)

NOTE E- BRIDGE LOANS

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. In April 2008, the Company received an additional bridge loan of $25,000.  The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty days after receiving the principal amounts and, if applicable, thirty days after the additional six-month periods begin.  The Company has issued a total of 297,500 shares of restricted common stock as interest on these loans.  Interest expense totaling $150,370 has been recognized through September 30, 2009.

The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 81%, for the six months ended September 30, 2009.

Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

NOTE F- OFFICER LOAN

In June 2008, the President loaned the Company $7,000.  This loan is non-interest bearing and has no maturity date. This amount had been repaid on March 4, 2009

NOTE G – STOCKHOLDERS’ DEFICIT

On July 17, 2009, the Company issued 1,697,506 shares of common stock to Mike Lee for services rendered.  The shares were valued at their last trading price of $0.25 per share.  Accordingly, the Company recognized stock based compensation of $424,377.

On July 17, 2009, the Company issued 140,000 shares of common stock to Getting You There, LLC. Virginia K. Sourlis is the sole member of Getting You There, LLC and is the managing partner of The Sourlis Law Firm.  The shares issued to Getting You There, LLC were in consideration of legal services rendered by The Sourlis Law Firm to the Company.  The shares were valued at their last trading price of $0.25 per share.  Accordingly, the Company recognized professional fees of $35,000.

On August 27, 2009, the Company issued 230,000 shares at $0.05 per share in a private placement and received proceeds of $11,500.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements and Disclosures" ("SFAS No. 157") and on February 12, 2008 issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157", which are now codified as FASB Accounting Standards Codification (“ASC”) Topic 820.  This guidance established a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  On January 1, 2008, The Company adopted this guidance for financial assets and liabilities and on January 1, 2009, the Company adopted this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.  The adoption of the provisions of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instrument, codified under ASC Topic 820.  This guidance updated the requirements for an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance was to be applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these provisions did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified under ASC Topic 820, which provides additional guidance for estimating fair value in accordance with SFAS No. 157.  This guidance is effective for the quarter ending June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, codified under ASC Topic 805.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective for us for acquisitions made after January 1, 2009.  Adoption of these provisions of ASC 805 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified under ASC Topic 805.  This guidance amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R).  This guidance carried forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  This guidance had the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, codified under ASC Topic 810.  This guidance outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted these provisions on January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which will be included under ASC Topic 810.  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of these provisions on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified under ASC Topic 855. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The disclosure requirements were effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

NOTE I - SUBSEQUENT EVENTS

On October 1, 2009, the Company extended a $25,000 bridge loan with the spouse of the President for an additional six month term and agreed to issue 12,500 restricted shares of common stock.

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

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, at the Company has an accumulated deficit of $2,557,587 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 2009 the Company had $14,022 cash on hand and no other assets and total liabilities of $238,586 consisting of $83,586 in accounts payable and accrued expenses and bridge loans totaling $155,000. The Company will need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Results of Operations

Total Assets. At September 30, 2009, our Total Assets consisted of cash on hand of $14,022, compared to $1,346 of cash on hand at March 31, 2009. We had no other assets. The increase was due to a private sale on August 27, 2009 of 230,000 shares of common stock at $0.05 per share for gross proceeds of $11,500 pursuant the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the sale did not involve a public offering of securities.

Total Liabilities. Our Total Liabilities consist of Accounts Payable and Accrued Expenses and Bridge Loans. At September 30, 2009, our Accounts Payable and Accrued Expenses were $83,586 compared to $66,781 at March 31, 2009. This increase was primarily due to accrued wages for officers and directors. At September 30, 2009 and March 31, 2009, we had $155,000 in Bridge Loans outstanding. In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. In April 2008, the Company received an additional bridge loan of $25,000.  The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty days after receiving the principal amounts and, if applicable, thirty days after the additional six-month periods begin.  The Company has issued a total of 297,500 shares of restricted common stock as interest on these loans.  Interest expense totaling $150,370 has been recognized through September 30, 2009. The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 81%, for the six months ended September 30, 2009. Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

 Stockholders’ Deficit. At September 30, 2009, our stockholders deficit was $224,564 compared to $220,435 at March 31, 2009.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues. We had no revenues for the three months ended September 30, 2009 and 2008.

Costs of Sales. We had no costs of sales for the three months ended September 30, 2009 and 2008.

General and Administrative Expenses. For the three months ended September 30, 2009, our general and administrative expenses were $481,138 compared to $42,816 for the three months ended September 30, 2008. This increase was due to an increase in stock based compensation in 2009 relating to the issuance of 1,837,506 shares of common stock valued at $459,377 for services in the three months ended September 30, 2009.

Other Income. Other income increased from $0 for the three months ended September 30, 2008 to $14,014 for the three months ended September 30, 2009.  The increase was due to collection of aged receivables that were previously written off..

Interest Income. We had no interest income for the three months ended September 30, 2009 and 2008.

Interest Expense. Interest Expense for the three months ended September 30, 2009 was $17,096 compared to $24,976 for the three months ended September 30, 2008. This decrease was due to a decrease in the value of shares issued as interest on the Company’s bridge loans in 2009.

Net Loss. Net Loss for the three months ended September 30, 2009 was $484,220 compared to $99,697 for the three months ended September 30, 2008. The increase was due to an increase in a Loss from Continuing Operations from $67,792 for the three months ended September 30, 2008 to $484,220 for the three months ended September 30, 2009 and a decrease in a Loss from Discontinued Operations from $31,905 for the three months ended September 30, 2008 to $0 for the three months ended September 30, 2009. The increase in the loss from continuing operations relates to the issuance of 1,837,506 shares of common stock valued at $459,377 for services in the three months ended September 30, 2009. The decrease in the loss from discontinued operations is due to the Company finalizing it’s disposition of it’s VoIP business on March 31, 2009 due to its declining profitability.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008

Revenues. We had no revenues for the six months ended September 30, 2009 and 2008.

Costs of Sales. We had no costs of sales for the six months ended September 30, 2009 and 2008.

General and Administrative Expenses. For the six months ended September 30, 2009, our general and administrative expenses were $494,792 compared to $53,743 for the six months ended September 30, 2008. This increase was due to an increase in stock based compensation in 2009 relating to the issuance of 1,837,506 shares of common stock valued at $459,377 for services in the six months ended September 30, 2009.

Other Income Other income increased from $0 for the six months ended September 30, 2008 to $14,014 for the six months ended September 30, 2009.  The increase was due to collection of aged receivables that were previously written off.

Interest Income. We had no interest income for the six months ended September 30, 2009 and 2008.

Interest Expense. Interest Expense for the six months ended September 30, 2009 was $31,245 compared to $58,087 for the six months ended September 30, 2008. This decrease was due to a decrease in the value of shares issued as interest on the Company’s bridge loans in 2009.

Net Loss. Net Loss for the six months ended September 30, 2009 was $512,023 compared to $206,455 for the six months ended September 30, 2008. The decrease increase due to an increase in a Loss from Continuing Operations from $111,830 for the six months ended September 30, 2008 to $512,023 for the six months ended September 30, 2009 and a decrease in a Loss from Discontinued Operations from $94,625 for the six months ended September 30, 2008 to $0 for the six months ended September 30, 2009. The increase in the loss from continuing operations relates to the issuance of 1,837,506 shares of common stock valued at $459,377 for services in the six months ended September 30, 2009. The decrease in the loss from discontinued operations is due to the Company finalizing it’s disposition of it’s VoIP business on March 31, 2009 due to its declining profitability.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2009, the Company had $14,022 cash on hand has incurred net operating losses of $2,557,587 since inception. The Company’s primary sources of funds have been loans from officers and affiliates.

The Company is a shell company and management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the quarter ended September 30, 2008, Michael C. Lee, the President and Chief Executive Officer of the Company, personally loaned the Company $7,000. The loan did not bear interest nor is there a maturity date. This amount had been repaid on March 4, 2009. The Company issued the note under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that such issuance did not involve a public offering. During July 2008, the Company issued an aggregate amount of 270,000 shares of Common Stock to five accredited investors. The purchase price was $0.016-2/3 per share, for an aggregate amount of $45,000. The proceeds of the sale were used to pay limited overhead, including the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

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

On August 27, 2009, the Company sold 230,000 shares of common stock in a private placement to three (3) accredited investors at $0.05 per share for gross proceeds of $11,500 pursuant the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the sale did not involve a public offering of securities.

On August 28, 2009, the Company extended the $20,000 bridge loan from Jane Lee and issued Mrs. Lee 10,000 shares of common stock.  The Company issued these shares under the exemption from registration afforded the Company under section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.

On August 28, 2009, the Company extended the $25,000 bridge loan from Timothy Colton and issued Mr. Colton 12,500 shares of common stock.  The Company issued these shares under the exemption from registration afforded the Company under section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended September 30,
	2009	2008
Net Cash Provided by (Used in) Operating Activities	$1,176	$(84,353)

Net Cash Provided by (Used in) Investing Activities	$0	$0

Net Cash Provided by Financing Activities	$11,500	$77,000

Effect of Rate Change on Cash	$-	$815

Net Increase (Decrease) in Cash	$12,676	$(6,538)

Cash, Beginning of Period	$1,346	$7,785

Cash, End of Period	$14,022	$1,247

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 27, 2009, the Company sold 230,000 shares of common stock in a private placement to three accredited investors at $0.05  per share for gross proceeds of $11,500 pursuant the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the sale did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

None

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

ZIPGLOBAL HOLDINGS, INC.

Dated: November 12, 2009	By:	/s/ MICHAEL C. LEE
Michael C. Lee
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)