Form 10-Q
period 2009-12-31
ZipGlobal Holdings, Inc.
filed 2010-02-10
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 10, 2010, there were 21,405,798 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I

Item 1.  Financial Statements.

ZIPGLOBAL HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,577	$1,346
Total Current Assets	1,577	1,346

Total Assets	$1,577	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$91,989	$66,781
Bridge loans	155,000	155,000
Total Current Liabilities	246,989	221,781

Total Liabilities	246,989	221,781

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 21,405,798 and 19,205,792 issued and outstanding at December 31, 2009 and March 31, 2009, respectively	2,138	1,920
Additional paid-in capital	2,342,052	1,823,209
Accumulated deficit	(2,589,602)	(2,045,564)
Total Stockholders’ Deficit	(245,412)	(220,435)

Total Liabilities and Stockholders’ Deficit	$1,577	$1,346

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
NET SALES	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
General and administrative	22,523	20,490	517,315	74,233
Total Costs and Expenses	22,523	20,490	517,315	74,233

NET OPERATING LOSS	(22,523)	(20,490)	(517,315)	(74,233)

OTHER INCOME (EXPENSE)
Other income	-	-	14,014	-
Interest Expense	(9,492)	(17,797)	(40,737)	(75,884)
Total Other Income (Expense)	(9,492)	(17,797)	(26,723)	(75,884)

NET LOSS BEFORE TAXES	(32,015)	(38,287)	(544,038)	(150,117)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(32,015)	(38,287)	(544,038)	(150,117)

LOSS FROM DISCONTINUED OPERATIONS	-	(13,525)	-	(108,150)

NET LOSS	$(32,015)	$(51,812)	$(544,038)	$(258,267)

PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Loss from discontinued operations per share	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	21,375,908	19,153,402	20,495,422	19,021,492

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(544,038)	$(258,267)
Loss from discontinued operations	-	108,150
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	466,824	2,862
Shares issued as interest on bridge loans	40,737	-
Changes in operating assets and liabilities:
Prepaid expenses	-	87,134
Accounts payable and accrued expenses	25,208	25,208
Net cash used in operating activities- continuing operations	(11,269)	(34,913)
Net cash used in operating activities- discontinued operations	-	(50,201)
Net cash used in operating activities	(11,269)	(85,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities- continuing Operations	-	-
Net cash provided by (used in) investing activities- discontinued Operations	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer loan	-	7,000
Proceeds from bridge loans	-	25,000
Proceeds from issuance of common stock	11,500	45,000
Net cash provided by financing activities- continuing operations	11,500	77,000
Net cash provided by financing activities- discontinued operations	-	-
Net cash provided by financing activities	11,500	77,000

EFFECT OF RATE CHANGE ON CASH	-	788

NET INCREASE (DECREASE) IN CASH	231	(7,326)

CASH, BEGINNING OF PERIOD	1,346	7,785

CASH, END OF PERIOD	$1,577	$459

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)

	For the Nine Months Ended December 31,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Issuance of stock for interest on bridge loans	40,737	51,750

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. and Subsidiary annual report on Form 10K for the year ended March 31, 2009.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $ 2,589,602 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- STOCK OPTIONS

The following table summarizes stock option activity for the nine months ended December 31, 2009:
	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, April 1, 2009	120,000	0.50	-		37,500	0.50	0.72

Granted	-		-		-		-
Exercised	-		-		-		-
Forfeited/ Expired	(120,000)		-		-		-

Outstanding, December 31, 2009	-		-		37,500		0.47
Exercisable at December 31, 2009	-		-	-	32,510		0.47	-

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

The Company sold 100% of the issued and outstanding shares of Beasley Holdings, Inc. effective March 31, 2009 to two shareholders of the Company.  In consideration for the shares of Beasley Holdings, Inc., the two shareholders of the Company agreed to release the Company from all claims, indebtedness and liabilities of Beasley Holdings, Inc.   Summarized financial information for the discontinued operations for the three and six months ended December 31, 2008 is shown below:

OPERATIONS	3 Months Ended December 31, 2008	9 Months Ended December 31, 2008
Net Sales	$-	$-
Total Costs and Expenses	13,526	108,209
Operating Loss	(13,526)	(108,209)
Other Income (Expense)	1	59
Provision for Income Taxes	-	-
Loss from discontinued operations before disposal	(13,525)	(108,150)
Loss on Disposal	-	-
Loss from Discontinued Operations	$(13,525)	$(108,150)

NOTE E- BRIDGE LOANS

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. In April 2008, the Company received an additional bridge loan of $25,000.  The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty days after receiving the principal amounts and, if applicable, thirty days after the additional six-month periods begin.  The Company has issued a total of 352,500 shares of restricted common stock as interest on these loans.  Interest expense totaling $159,863 has been recognized through December 31, 2009.

The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 105%, for the nine months ended December 31, 2009.

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

On August 27, 2009, the Company issued 230,000 shares at $0.05 in a private placement and received proceeds of $11,500.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

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

NOTE I - SUBSEQUENT EVENTS

ASC 855, “Subsequent Events,” requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through February 10, 2010, the date the financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Plan of Operation; Going Concern

As indicated in the accompanying financial statements, at the Company has an accumulated deficit of $2,589,602 since inception. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At December 31, 2009 the Company had $1,577 of cash on hand and no other assets and total liabilities of $246,989 consisting of $91,989 in accounts payable and accrued expenses and bridge loans totaling $155,000. The Company will need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Results of Operations

Total Assets. At December 31, 2009, our total assets consisted of cash on hand of $1,577, compared to $1,346 of cash on hand at March 31, 2009. We had no other assets. The increase was due to a private sale on August 27, 2009 of 230,000 shares of common stock at $0.05 per share for gross proceeds of $11,500 pursuant the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the sale did not involve a public offering of securities, offset by the payment of operating expenses.

Total Liabilities. Our total liabilities were $246,989 at December 31, 2009, compared to $221,781 at March 31, 2009.  Total liabilities consist of Accounts payable and accrued expenses and Bridge loans. At December 31, 2009, our Accounts payable and accrued expenses were $91,989 compared to $66,781 at March 31, 2009. This increase was primarily due to accrued wages for officers and directors. At December 31, 2009 and March 31, 2009, we had $155,000 in Bridge Loans outstanding. In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. In April 2008, the Company received an additional bridge loan of $25,000.  The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty days after receiving the principal amounts and, if applicable, thirty days after the additional six-month periods begin.  The Company has issued a total of 297,500 shares of restricted common stock as interest on these loans.  Interest expense totaling $159,863 has been recognized through December 31, 2009. The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 105%, for the nine months ended December 31, 2009. Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

 Stockholders’ Deficit. At December 31, 2009, our stockholders deficit was $245,412 compared to $220,435 at March 31, 2009.

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Revenues. We had no revenues for the three months ended December 31, 2009 and 2008.

Costs of Sales. We had no costs of sales for the three months ended December 31, 2009 and 2008.

General and Administrative Expenses. For the three months ended December 31, 2009, our general and administrative expenses were $22,523 compared to $20,490 for the three months ended December 31, 2008. This increase was due to an increase in operating expenses in the three months ended December 31, 2009, primarily related to accrued wages for officers.

Other Income. Other income was $0 for the three months ended December 31, 2008 and 2009.

Interest Income. We had no interest income for the three months ended December 31, 2009 and 2008.

Interest Expense. Interest expense for the three months ended December 31, 2009 was $9,492 compared to $17,797 for the three months ended December 31, 2008. This decrease was due to a decrease in the value of shares issued as interest on the Company’s bridge loans in 2009.

Net Loss. Net Loss for the three months ended December 31, 2009 was $32,015 compared to $51,812 for the three months ended December 31, 2008. The decrease was primarily due to a decrease Loss from Discontinued Operations.    The decrease in the Loss from Discontinued Operations is due to the Company finalizing its disposition of its VoIP business on March 31, 2009 due to its declining profitability.   The Company had a loss from discontinued operations of $13,525 for the three months ended December 31, 2008.

Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

Revenues. We had no revenues for the nine months ended December 31, 2009 and 2008.

Costs of Sales. We had no costs of sales for the nine months ended December 31, 2009 and 2008.

General and Administrative Expenses. For the nine months ended December 31, 2009, our general and administrative expenses were $517,315 compared to $74,233 for the nine months ended December 31, 2008. This increase was due to an increase in stock based compensation in 2009 relating to the issuance of 1,837,506 shares of common stock valued at $459,377 for services in the nine months ended December 31, 2009.

Other Income Other income increased from $0 for the nine months ended December 31, 2008 to $14,014 for the nine months ended December 31, 2009.  The increase was due to collection of aged receivables that were previously written off.

Interest Income. We had no interest income for the nine months ended December 31, 2009 and 2008.

Interest Expense. Interest Expense for the nine months ended December 31, 2009 was $40,737 compared to $75,884 for the nine months ended December 31, 2008. This decrease was due to a decrease in the value of shares issued as interest on the Company’s bridge loans in 2009.

Net Loss. Net Loss for the nine months ended December 31, 2009 was $544,038 compared to $258,267 for the nine months ended December 31, 2008. The increase was primarily due to an increase in a Loss from continuing operations from $150,117 for the nine months ended December 31, 2008 to $544,038 for the nine months ended December 31, 2009. The increase in the loss from continuing operations relates to the issuance of 1,837,506 shares of common stock valued at $459,377 for services in the nine months ended December 31, 2009.  This increase in the Loss from continuing operations was offset by a loss from discontinued operations of  $108,150 for the nine months ended December 31, 2008.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2009, the Company had $1,577 cash on hand has incurred net operating losses of $2,589,602 since inception. The Company’s primary sources of funds have been loans from officers and affiliates.

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

On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The Interest on the loan consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. The maturity date was one year.  On April 1, 2009, the Company extended the loan for an additional six months and issued an additional 12,500 shares to Mrs. Lee. .  On October 1, 2009, the Company extended the loan for an additional six months and issued an additional 12,500 shares to Mrs. Lee. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

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

On December 4, 2009, the Company extended the $10,000 bridge loan from Joe C. Chung and issued to Mr. Chung 5,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On December 4, 2009, the Company extended the $50,000 bridge loan from Angus and Bonnie Mui and issued to them 25,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

On December 4, 2009, the Company extended the $25,000 bridge loan from Nicholas and Geraldine Romano and issued to then 12,500 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended December 31,
	2009	2008
Net Cash Used in Operating Activities	$(11,269)	(85,114)

Net Cash Provided by (Used in) Investing Activities	$-	-

Net Cash Provided by Financing Activities	$11,500	77,000

Effect of Rate Change on Cash	$-	788

Net Increase (Decrease) in Cash	$231	(7,326)

Cash, Beginning of Period	$1,346	7,785

Cash, End of Period	$1,577	459

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

 On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The Interest on the loan consists of one restricted share of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. The maturity date was one year.  On April 1, 2009, the Company extended the loan for an additional six months and issued an additional 12,500 shares to Mrs. Lee. .  On October 1, 2009, the Company extended the loan for an additional six months and issued an additional 12,500 shares to Mrs. Lee. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended due to the fact that the issuance of such shares did not involve a public offering of the Company’s securities.

On December 4, 2009, the Company extended the $10,000 bridge loan from Joe C. Chung and issued to Mr. Chung 5,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance of such share did not involve a public offering of the Company’s securities.

On December 4, 2009, the Company extended the $50,000 bridge loan from Angus and Bonnie Mui and issued to them 25,000 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance of such shares did not involve a public offering of the Company’s securities.

On December 4, 2009, the Company extended the $25,000 bridge loan from Nicholas and Geraldine Romano and issued to then 12,500 shares of common stock. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance of such shares did not involve a public offering of the Company’s securities.

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

ZIPGLOBAL HOLDINGS, INC.

Dated: February 10, 2010	By:	/s/ MICHAEL C. LEE
Michael C. Lee
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)