Form 10-K
period 2010-03-31
ZipGlobal Holdings, Inc.
filed 2010-06-29
CIK 1364436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:            March 31, 2010

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
214 Broad Street
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
Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,318,640 based on the closing price of $0.25 on September 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 29, 2010, there were 21,783,298 shares of common stock outstanding and no shares of preferred stock outstanding.

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

Item 1. DESCRIPTION OF BUSINESS

Current Business Model

The Company’s newly initiated business model targets both working business joint ventures for the existing Company and exploring the possibilities of logical acquisitions that will assist the Company to grow. The Company has initiated conversations with both potential business partners and potential business acquisitions.  As part of subsequent events, on May 31, 2010,  the Company signed a Letter of Authorization agreement with Business Growth, LLC, where the Company was authorized the right to market and sell ICLED lighting products under the ZipGlobal Green Lighting Company private label, both individually and with their business associates, on a worldwide basis.  ZipGlobal Green Lighting Company is a 100% wholly owned subsidiary of ZipGlobal Holdings, Inc.  There was no cost to acquire this Letter of Authorization agreement. There is an 8% gross sales royalty for all ZipGlobal Green Lighting company sales, that is payable to Business Growth, LLC. The initial term of this Letter of Authorization is for 5 years.

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

Employees

At March 31, 2010, we had one part time employee. This one part time employee does not include the Corporate Executives.

Patents and Trademarks

We did not own, either legally or beneficially, any patents or trademarks.

Executive Offices

Our principal executive offices are located at 99 Derby Street, Suite 200, Hingham, Massachusetts 02043 and our telephone number is (781) 556-1062.

Summary Financial Information

The table below summarizes (i) our audited balance sheet at March 31, 2010, compared to March 31, 2009 and (iii) our statement of operations for the audited year ended March 31, 2010 compared to March 31, 2009.

	At March 31,
	2010 (Audited)	2009 (Audited)
Balance Sheet:
Cash	$101	$1,346
Total Assets	$101	$1,346
Total Liabilities	$269,241	$221,781
Total Stockholders’ Deficit	$(269,140)	$(220,435)

	For the Fiscal Year Ended March 31,
	2010 (Audited)	2009 (Audited)
Statement of Operations:
Revenue	$0	$0
Net Loss	$(571,253)	$(85,349)
Net Loss Per Share of Common Stock	$(0.03)	$(0.00)

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

N/A

Item 1B. Unresolved Staff Comments

None

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

At March 31, 2010, the Company had 21,405,798 shares of common stock issued and outstanding. At March 31, 2010, there were approximately 105 holders of record of our common stock. The record holders include some brokerage firms and nominees who may be holding shares in “street name” for the benefit of other holders. The Company believes that the number of beneficial owners of its common stock is slightly higher than the number of record holders.

The range of high and low bid information for our common stock on the OTCBB since the Company’s listing on the OTCBB on March 14, 2007 is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was a limited trading market for our common stock during the period reflected below:

Period	Low Bid ($)	High Bid ($)

Year Ended 3/31/2011
First Quarter (as of June 25 2010)	0.05	0.05

Year Ended 3/31/2010
Fourth Quarter	0.05	0.05
Third Quarter	0.05	0.05
Second Quarter	0.40	0.40
First Quarter	0.40	0.45

Year Ended 3/31/09
Fourth Quarter	0.10	0.65
Third Quarter	0.65	0.65
Second Quarter	0.65	0.25
First Quarter	0.55	0.95

Year Ended 3/31/08
Fourth Quarter	0.55	1.03
Third Quarter	1.01	1.01
Second Quarter	1.20	1.20
First Quarter	1.10	1.50

Year Ended 3/31/07
Fourth Quarter	1.50	1.50

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

Recent Sales of Unregistered Securities

On October 27, 2005, the Company issued 100,000 shares of common stock for total consideration of $100 to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended due to the fact that the issuance did not involve a public offering of securities.  .

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000, including a $20,000 bridge loan with Jane Lee, the wife of Michael C. Lee, our President and CEO. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin.   On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The maturity date was one year.  The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional six month periods. Interest on each bridge loan for all extended six month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.  The Company has issued a cumulative total of 375,000 shares of restricted common stock as interest on these loans.

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

On June 9, 2010, the Company issued 300,000 shares at $0.10 in a private placement with an accredited investor and received proceeds of $30,000. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.

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

Plan of Operation

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,616,817 since inception. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash. At March 31, 2010 and 2009, we had cash of $101 and $1,346, respectively, on hand.

Total Assets. At March 31, 2010, we had $101 in total assets, as compared to $1,346 at March 31, 2009.

Total Liabilities. Total Liabilities consist of Accrued Expenses, Bridge Loans and Amounts due to our President and Chief Executive Officer. At March 31, 2010, we had Accrued Expenses of $113,641 as compared to $66,781 at March 31, 2009. At March 31, 2010 and 2009, we had $155,000 in bridge loans.  At March 31, 2010, we had $600 in amounts due our President and Chief Executive Officer, compared to $0 at March 31, 2009.

Net Loss. Up until we ceased our VoIP Business on June 15, 2008, we recognized revenue through our retail sales consisting of the sale of gateway kits, subscription services plans and fees and our prepaid ZipGlobal To-Go Recharge Cards and through our resale of blocks of telecommunications time to other telecommunication providers. As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,616,817 since inception. Our overall net loss increased to $571,253 for the fiscal year ended March 31, 2010 from $85,349 for the fiscal year ended March 31, 2009.  This increase was primarily due to the valuation of issued interest shares and for services issued shares.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $541,043 for the fiscal year ended March 31, 2010, from $107,116 for the fiscal year ended March 31, 2009.  This increase was primarily due to the valuation of issued interest shares and for services issued shares.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,616,817 since inception. We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated stockholders’ deficit of $2,616,817 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings. We borrowed an aggregate of $337,020 from two of our executive officers, $235,246 of which was converted into shares of common stock on March 28, 2006 The remaining $101,774 was sold as part of the sale of Beasley Holdings, Inc. and is non-interest bearing and has not specific repayment date. We also sold an aggregate of 2,185,300 shares of our common stock in private placement transactions consummated in November 2005 and February, May and June 2006 for $0.50 per share, resulting in net proceeds of approximately $1,034,476. We are using the proceeds from the loans and offerings for working capital and other general corporate expenses, including funding operating losses.

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000, including a $20,000 bridge loan with Jane Lee, the wife of Michael C. Lee, our President and CEO. The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty (30) days after receiving the principal amounts and, if applicable, thirty (30) days after the additional six-month periods begin.   On April 1, 2008, the Company received a $25,000 bridge loan from Jane Lee, the wife of Michael C. Lee, our President, CEO and a Director, and issued to Mrs. Lee 12,500 shares of common stock. The maturity date was one year.  The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional six month periods. Interest on each bridge loan for all extended six month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.  The Company has issued a cumulative total of 375,000 shares of restricted common stock as interest on these loans.

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
In April of 2010, the Company borrowed $600 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

On May 31, 2010, the Company signed a Letter of Authorization agreement with Business Growth, LLC, where the Company was authorized the right to market and sell ICLED lighting products under the ZipGlobal Green Lighting Company private label, both individually and with their business associates, on a worldwide basis.  ZipGlobal Green Lighting Company is a 100% wholly owned subsidiary of ZipGlobal Holdings, Inc.

There was no cost to acquire this Letter of Authorization agreement. There is an 8% gross sales royalty for all ZipGlobal Green Lighting company sales, that is payable to Business Growth, LLC. The initial term of this Letter of Authorization is for 5 years.

On June 9, 2010, the Company issued 300,000 shares at $0.10 in a private placement with and accredited investor and received proceeds of $30,000.

CRITICAL ACCOUNTING PRINCIPALS

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of accrued expenses, bridge loans, and amounts due to officer approximate their fair value due to the short-term maturities of these liabilities.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  ASC Topic 740 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

Net Loss per Common Share

The Company computes per share amounts in accordance with ASC Topic 260, Earnings per Share. ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method.

The Company accounts for stock issued for services using the fair value method.  The measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Foreign Currency Translation

The Company considers the U.S. Dollar to be its functional currency. Max International Investment Limited and Zippay Technology Limited, subsidiaries of Beasley, have functional currencies other than the U.S. Dollar. As such, assets and liabilities were translated into U.S. Dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive loss, a separate component of stockholder’s deficit.  The Company realized its translation gain/loss in 2009 with the sale of Beasley Holdings.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of Fiscal 2010.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.

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

ZIPGLOBAL HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
ZipGlobal Holdings, Inc.
Hingham, MA

We have audited the accompanying consolidated balance sheets of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2010 and 2009 and the related consolidated statements of operations and stockholder’s deficit, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZipGlobal Holdings, Inc. and Subsidiary as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has incurred cumulative losses of $2,616,817 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
June 29, 2010

ZIPGLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$101	$1,346
Total Current Assets	101	1,346

Total Assets	$101	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	113,641	66,781
Bridge loans	155,000	155,000
Amount due to Officer	600	-
Total Current Liabilities	269,241	221,781

Total Liabilities	269,241	221,781

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 21,428,298 and 19,205,792 issued and outstanding at March 31, 2010 and 2009, respectively	2,142	1,920
Additional paid-in capital	2,345,535	1,823,209
Accumulated deficit	(2,616,817)	(2,045,564)
Total Stockholders’ Deficit	(269,140)	(220,435)

Total Liabilities and Stockholders’ Deficit	$101	$1,346

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2010	2009

NET SALES	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-
General and administrative	541,043	107,116
Total Costs and Expenses	541,043	107,116

NET OPERATING LOSS	(541,043)	(107,116)

OTHER INCOME (EXPENSE)
Other Income	14,014	-
Interest expense	(44,224)	(86,405)
Total Other Income (Expense)	(30,210)	(86,405)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(571,253)	(193,521)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(571,253)	(193,521)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	(113,019)
Gain on disposal of discontinued operations	-	221,191
Income from discontinued operations	-	108,172

NET LOSS	$(571,253)	$(85,349)

PER COMMON SHARE AMOUNTS (Basic and diluted)
Loss from continuing operations per share	$(0.03)	$(0.01)
Gain (loss) from discontinued operations per share	-	0.01
Net loss per share	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,722,616	19,059,515

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2008	18,780,792	$1,878	$1,719,577	$(1,927,586)	$(32,629)	$(238,760)

Valuation of stock options			4,549	-	-	4,549
Shares issued for interest on bridge loans	155,000	15	54,110	-	-	54,125
Shares issued in private placement	270,000	27	44,973	-	-	45,000
Net loss for the year ended March 31, 2009	-	-	-	(85,349)	-	(85,349)
Realization of translation adjustment	-	-	-	(32,629)	32,629	-
Balance, March 31, 2009	19,205,792	1,920	1,823,209	(2,045,564)	-	(220,435)

Shares issued for services	1,837,506	183	459,194	-	-	459,377
Valuation of stock options	-	-	7,447	-	-	7,447
Shares issued for interest on bridge loans	155,000	16	44,208	-	-	44,224
Shares issued in private placement	230,000	23	11,477	-	-	11,500
Net loss for the year ended March 31, 2010				(571,253)	-	(571,253)
Balance, March 31, 2010	21,428,298	$2,142	$2,345,535	$(2,616,817)	$-	$(269,140)

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(571,253)	$(85,349)
Income from discontinued operations	-	(108,172)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	466,824	4,549
Shares issued as interest on bridge loans	44,224	54,125
Changes in operating assets and liabilities:
Prepaid expenses	-	43,530
Accrued Expenses	46,860	32,600
Net cash used in operating activities- continuing operations	(13,345)	(58,717)
Net cash used in operating activities- discontinued operations	-	(17,722)
Net cash used in operating activities	(13,345)	(76,439)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities- continuing
operations	-	-
Net cash used investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	600	-
Proceeds from bridge loans	-	25,000
Proceeds from issuance of common stock	11,500	45,000
Net cash provided by financing activities- continuing operations	12,100	70,000
Net cash provided by financing activities- discontinued operations	-	-
Net cash provided by financing activities	12,100	70,000

NET DECREASE IN CASH	(1,245)	(6,439)

CASH, BEGINNING OF YEAR	1,346	7,785

CASH, END OF YEAR	$101	$1,346

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended March 31,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Contribution of services by officers and directors		-

Stock based compensation	466,824	4,549

Issuance of stock for interest on bridge loans	44,224	54,125

See accompanying notes to consolidated financial statements.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2010 and 2009

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

The Company’s newly initiated business model targets both working business joint ventures for the existing Company and exploring the possibilities of logical acquisitions.  On May 31, 2010,  the Company signed a Letter of Authorization agreement with Business Growth, LLC, where the Company was authorized the right to market and sell ICLED lighting products under the ZipGlobal Green Lighting Company private label, both individually and with their business associates, on a worldwide basis.

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,616,817 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2010 and 2009

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

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of accrued expenses, bridge loans, and amounts due to officer approximate their fair value due to the short-term maturities of these liabilities.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  ASC Topic 740 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse.  The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies.  A change to these factors could impact the estimated valuation allowance and income tax expense.

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260, Earnings per Share. ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method.

The Company accounts for stock issued for services using the fair value method.  The measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2010 and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company considers the U.S. Dollar to be its functional currency.  Max International Investment Limited and Zippay Technology Limited, subsidiaries of Beasley, had functional currencies other than the U.S. Dollar. As such, assets and liabilities were translated into U.S. Dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in accumulated other comprehensive loss, a separate component of stockholder’s deficit.  The Company realized its translation gain/loss in 2009 with the sale of Beasley Holdings.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of Fiscal 2010.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.

NOTE C – DISCONTINUED OPERATIONS

In August 2007, the Company halted the operation of its telecommunication minutes resell business because of small gross profit margins.   Additionally, during the quarter ending March 31, 2008, the Company made the strategic decision to discontinue the VoIP aspect of its business due to its declining profitability.  The VoIP business formally ceased on June 15, 2008.  These businesses represented the majority of the Company’s operations and have been accounted as a discontinued operation.

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

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2010 and 2009

NOTE C – DISCONTINUED OPERATIONS (CONTINUED)

OPERATIONS	March 31, 2009
Net Sales	$60,107
Total Costs and Expenses	173,184
Operating Loss	(113,077)
Other Income	58
Provision for Income Taxes	-
Loss from discontinued operations before disposal	(113,019)
Loss on Disposal	221,191
Loss from Discontinued Operations	$108,172

NOTE D - DUE TO STOCKHOLDERS

During the year ended March 31, 2009, the Company borrowed and repaid $7,000 from the President and Chief Executive Officer.

During the year ended March 31, 2010, the Company borrowed $600 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

NOTE E - STOCKHOLDERS’ DEFICIT

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

For the year ended March 31, 2010 and 2009, the Company issued 155,000 and 155,000 shares of common stock, respectively, for interest In connection with the bridge loans (See Note H).  The fair value of these shares is being amortized over the life of the bridge loans.

NOTE F - INCOME TAX PROVISION

The Company has net operating losses of approximately $ 1,606,000 and $1,040,000 in 2010 and 2009, respectively.  The international components have an unlimited carry forward time period and the U.S. components expire commencing 2005.  The net operating loss results in deferred tax assets as follows:

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2010 and 2009

NOTE F - INCOME TAX PROVISION (CONTINUED)

	March 31, 2010	March 31, 2009
Net Operating Loss Carryforward	$562,200	$320,700
Deferred Tax Asset Valuation Allowance	(562,200)	(320,700)
Net Deferred Tax Asset	$-	$-

Income taxes computed using statutory tax rates differ from the Company’s effective tax rate due to the following:

	March 31, 2010	March 31, 2009
Income tax benefit at U.S. statutory rate of 35%	$199,865	$29,872
Contributed services and stock based compensation	(178,867)	(31,834)
Change in deferred tax asset valuation allowance	(20,998)	1,962
Net Deferred Tax Asset	$-	$-

NOTE G - STOCK OPTION PLAN

The following table summarizes stock option activity for the year ended March 31, 2010:

	NSO's				ISO's
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, March 31, 2008	120,000	$0.50			112,500	$0.50		$37,500

Granted	-				-
Exercised	-				-
Forfeited	-				(75,000)
Outstanding, March 31, 2009	120,000	$0.50	0.72 years	-	37,500	$0.50	1.22 years	-

Granted	-				-
Exercised	-				-
Forfeited	(120,000)				(37,500)
					-
Outstanding, March 31, 2010	-	-	-	-	-	-	-	-

Exercisable at March 31, 2010	-				-

(1) The intrinsic value is the difference between the market price of the stock and the exercise price of the option. As the exercise price and market price are the same on all the options, the options have no intrinsic value.

ZIPGLOBAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2010 and 2009

NOTE H- BRIDGE LOANS

In December 2007 and February 2008, the Company received six-month bridge loans totaling $130,000. In April 2008, the Company received an additional bridge loan totaling $25,000.  The Company has the option to extend the loans for one additional six-month period. Interest on the loans consists of one restricted shares of the Company’s stock for each $2 borrowed. If the loans are extended, the interest will be an additional share of the Company’s stock for each $2 borrowed. Appropriate amount of interest shares are to be issued to the individual lenders within thirty days after receiving the principal amounts and, if applicable, thirty days after the additional six-month periods begin.

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional six month periods. Interest on each bridge loan for all extended six month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.   The Company has issued a cumulative total of 375,000 shares of restricted common stock as interest on these loans.

The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 29%, respectively,  for the year ended March 31, 2010 and $154,932 and 56%, respectively, for the year ended March 31, 2009.

Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

NOTE I – SUBSEQUENT EVENTS

In April of 2010, the Company borrowed $600 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

On May 31, 2010, the Company signed a Letter of Authorization agreement with Business Growth, LLC, where the Company was authorized the right to market and sell ICLED lighting products under the ZipGlobal Green Lighting Company private label, both individually and with their business associates, on a worldwide basis.  ZipGlobal Green Lighting Company is a 100% wholly owned subsidiary of ZipGlobal Holdings, Inc.

There was no cost to acquire this Letter of Authorization agreement. There is an 8% gross sales royalty for all ZipGlobal Green Lighting company sales, that is payable to Business Growth, LLC. The initial term of this Letter of Authorization is for 5 years

On June 9, 2010, the Company issued 300,000 shares at $0.10 in a private placement with an accredited investor and   received proceeds of $30,000.

In June 2010, $110,000 in bridge loans were renewed and the Company issued 55,000 shares of common stock as interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were  effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of active officer and director. While this control deficiency did not result in any material misstatements to our 2008, 2009 or 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

Subsequent Events:

In April of 2010, the Company borrowed $600 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

On June 1, 2010, the Company signed a Letter of Authorization agreement with Business Growth, LLC, where the Company was authorized the right to market and sell ICLED lighting products under the ZipGlobal Green Lighting Company private label, both individually and with their business associates, on a worldwide basis.  ZipGlobal Green Lighting Company is a 100% wholly owned subsidiary of ZipGlobal Holdings, Inc.  There was no cost to acquire this Letter of Authorization agreement. There is an 8% gross sales royalty for all ZipGlobal Green Lighting company sales, that is payable to Business Growth, LLC. The initial term of this Letter of Authorization is for 5 years.

On June 9, 2010, the Company issued 300,000 shares at $0.10 in a private placement with an accredited investor and received proceeds of $30,000.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)	Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended March 31, 2010:

Our executive officers and directors and their respective ages are as follows:

Name of Director	Age	Position
Michael C. Lee	59	President, Chief Executive Officer and Director
Zhong Hua Li	44	Chairman of the Board
Hio Tong Ieong	48	Secretary and Director

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

Zhong Hua (Jimmy) Li – Mr. Li has been serving as the Chairman of our Board of Directors and as a member of our Board of Directors since our acquisition of Beasley on November 30, 2005. Mr. Li had also served as the Head of Asian Marketing and Sales of Beasley since its formation in February 2004 until our acquisition of Beasley in November 2005. In March 2000, Mr. Li founded L&H Telecom, a telecommunications company. From L&H Telecom’s founding until March 2004, Mr. Li served as the company’s President and Chief Executive Officer.

Hio Tong (Ken) Ieong – Mr. Ieong has been serving as our Secretary and as a member of our Board of Directors since our formation in November 2005. In February 2004, Mr. Ieong founded, and was the sole stockholder of, Beasley and served as its President and Chief Executive Officer and Chairman until our acquisition of Beasley in November 2005. In 1995, Mr. Ieong co-founded and was the Chief Communications Officer of Elephant Talk Limited, a facility-based international long distance carrier with offices and hubs in Hong Kong, Los Angeles, Boston, New York, Singapore and Beijing, until November 2003. Mr. Ieong was Head of Asian Marketing and Sales until the sale of the Beasley Holdings subsidiary on March 31, 2009.

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

Item 11. Executive Compensation.

No compensation was paid to our named executive officers during the last two fiscal years.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of our officers and directors received any options to purchase our common stock during the fiscal year ended March 31, 2010.
Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended March 31, 2010 and 2009, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock As of the date of filing of this Annual Report on Form 10-K by (i) each executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.  Unless otherwise noted, the address for each reporting person below is c/o ZipGlobal Holdings, Inc., 99 Derby Street, Suite 200, Hingham, Massachusetts 02043.

Name and Address of Beneficial Holder	Shares of Common Stock		Percentage of Common Stock(1)
Michael C. Lee 99 Derby Street, Suite 200 Hingham, MA 02043 —President, Chief Executive Officer, and Director	4,797,526	(2)	22.0%
Zhong Hua Li 99 Derby Street, Suite 200 Hingham, MA 02043 —Chairman of the Board	3,660,746		16.8%
Hio Tong Ieong 99 Derby Street, Suite 200 Hingham, MA 02043 Secretary and Director	4,207,746		19.3%
All Executive Officers and Directors as a Group (without naming them) (3 persons)	12,666,018		58.1%

*Represents less than 1%
(1)
Applicable percentage of ownership is based on 21,783,298 shares of common stock issued and outstanding as of the date of this Annual Report on Form 10-K. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	Includes 589,780 shares of common stock held by Mike Lee’s wife, Jane Lee.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	*	$0.50	1,700,000
Equity compensation plans not approved by security holders	0		—	—
Total	0	*		1,700,000

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

2010	$17,500	Meyler & Company, LLC
2009	$28,500	Meyler & Company, LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Meyler & Company, LLC
2009	$0	Meyler & Company, LLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0	Meyler & Company, LLC
2009	$0	Meyler & Company, LLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Meyler & Company, LLC
2000	$0	Meyler & Company, LLC

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit Number	Description of Exhibits

3.1*	Certificate of Incorporation of ZipGlobal Holdings, Inc., dated November 17, 2005.
3.2*	Certificate of Incorporation of Beasley Holdings Limited, dated February 13, 2004.
3.3*	Bylaws of ZipGlobal Holdings, Inc.
4.1*	Form of Corporate Stock of ZipGlobal Holdings, Inc.
4.2*	Form of Incentive Stock Option under ZipGlobal Holdings, Inc. 2006 Stock Option Plan
4.3*	Form of Non-Qualified Stock Option under ZipGlobal Holdings, Inc. 2006 Stock Option Plan
10.1*	Registration Rights Agreement entered into with each selling stockholder
10.2*	Lock-up Agreement entered into with each selling stockholder
10.3*	Share Exchange Agreement, dated November 29, 2005, by and among the shareholders of Beasley Holdings Limited and ZipGlobal, Inc.
10.4*	ZipGlobal Holdings, Inc. 2006 Stock Option Plan
10.5*	Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit Hio Tong Ieong in the principal amount of $136,373 bearing interest at the rate of 8% per annum

10.6*	Convertible Promissory Note, dated March 28, 2006, made by ZipGlobal Holdings, Inc. for the benefit of Zhong Hua Li in the principal amount of $98,873 bearing interest at the rate of 8% per annum
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

ZIPGLOBAL HOLDINGS, INC.

Dated: June 29, 2010	By:	/s/ MICHAEL C. LEE
MICHAEL C. LEE
President, Chief Executive Officer,
and Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Title:	Date:

/s/ MICHAEL C. LEE	June 29, 2010
MICHAEL C. LEE
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
(Principal Financial Officer)

/s/ ZHONG HUA LI	June 29, 2010
ZHONG HUA LI
Chairman of the Board and Director

/s/ HIO TONG IEONG	June 29, 2010
HIO TONG IEONG

Secretary and Director