Form 10-Q
period 2010-06-30
ZipGlobal Holdings, Inc.
filed 2010-08-09
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 9, 2010, there were 21,783,298 shares of common stock, pave value $0.0001, issued and outstanding and no shares of preferred stock, par value $0.0001, issued and outstanding.

TABLE OF CONTENTS

PART I

Item 1.  Financial Statements.

ZIPGLOBAL HOLDINGS, INC.

BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,262	$101
Total Current Assets	21,262	101

Total Assets	$21,262	$101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$113,794	$113,641
Bridge loans	155,000	155,000
Amount due from officer	1,200	600
Total Current Liabilities	269,994	269,241

Total Liabilities	269,994	269,241

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 21,783,298 and 21,428,298 issued and outstanding at June 30 and March 31, 2010, respectively	2,177	2,142
Additional paid-in capital	2,389,649	2,345,535
Accumulated deficit	(2,640,558)	(2,616,817)
Total Stockholders’ Deficit	(248,732)	(269,140)

Total Liabilities and Stockholders’ Deficit	$21,262	$101

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009

NET SALES	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-
General and administrative	9,592	13,654
Total Costs and Expenses	9,592	13,654

NET OPERATING LOSS	(9,592)	(13,654)

OTHER EXPENSE
Interest expense	(14,149)	(14,149)
Total Other Expense	(14,149)	(14,149)

LOSS BEFORE TAXES	(23,741)	(27,803)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(23,741)	$(27,803)

PER COMMON SHARE AMOUNTS (Basic and diluted)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	21,515,186	19,230,570

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,741)	$(27,803)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	-	3,998
Shares issued as interest on bridge loans	14,149	14,149
Changes in operating assets and liabilities:
Accrued expenses	153	9,914
Net cash provided by (used in) operating activities	(9,439)	258

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	600	-
Proceeds from issuance of common stock	30,000	-
Net cash provided by financing activities	30,600	-

NET INCREASE IN CASH	21,161	258

CASH, BEGINNING OF PERIOD	101	1,346

CASH, END OF PERIOD	$21,262	$1,604

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Three Months Ended June 30,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Issuance of stock for interest on bridge loans	$14,149	$14,149

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. annual report on Form 10K for the year ended March 31, 2010.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $2,640,558 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- BRIDGE LOANS

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

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional six month periods. Interest on each bridge loan for all extended six month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.   The Company has issued a cumulative total of 430,000 shares of restricted common stock as interest on these loans.

ZIPGLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE C- BRIDGE LOANS (CONTINUED)

The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 29%, respectively, for the three months ended June 30, 2010.

Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

NOTE D- OFFICER LOAN

During the year ended March 31, 2010, the Company borrowed $600 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

During the three months ended June 30, 2010, the Company borrowed an additional $600 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

NOTE E – STOCKHOLDERS’ DEFICIT

In June of 2010, the Company renewed $110,000 in bridge loans and issued 55,000 shares of common stock as interest.

On June 9, 2010, the Company issued 300,000 shares at $0.10 in a private placement with an accredited investor and   received proceeds of $30,000.

NOTE F – AGREEMENT WITH BUSINESS GROWTH, LLC

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

There was no cost to acquire this Letter of Authorization agreement. There is an 8% gross sales royalty for all ZipGlobal Green Lighting company sales, that is payable to Business Growth, LLC. The initial term of this Letter of Authorization is for 5 years

NOTE G – SUBSEQUENT EVENTS

On July 2, 2010, the Company repaid the $1,200 owed to its President and Chief Executive Officer. No interest was paid.

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

ZipGlobal Green Lighting Company

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

Plan of Operation

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,640,558 since inception. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Cash. At June 30, 2010 and March 31, 2010, we had cash of $21,262 and $101, respectively, on hand.

Total Assets. At June 30, 2010 and March 31, 2010, we had $21,262 and $101, respectively, in total assets.

Total Liabilities. At June 30, 2010, we had $269,994 in Total Liabilities, as compared to $269,241 at March 31, 2010.  Total Liabilities consist of Accrued Expenses, Bridge Loans and Amounts due to our President and Chief Executive Officer. At June 30, 2010, we had Accrued Expenses of $113,794 as compared to $113,641 at March 31, 2010. At June 30, 2010, and March 31, 2010, we had $155,000 in bridge loans.  At June 30, 2010, we had $1,200 in amounts due our President and Chief Executive Officer, compared to $600 a March 31, 2010. On July 2, 2010, the Company repaid the $1,200 owed to its President and Chief Executive Officer.

Revenues.  For the three months ended June 30, 2010 and 2009, we had no revenues.

Cost of Sales.  For the three months ended June 30, 2010 and 2009, we had no costs of sales.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses decreased to $9592 for three months ended June 30, 2010 from $13,654 for the three months ended June 30, 2009.  This decrease was primarily due to a decrease in stock based compensation from $3,998 for the three months ended June 30, 2009 to $0 for the three months ended June 30, 2010. This decrease was due to the vesting and expiration of options during 2009.

Other Income. Other income was $0 for the three months ended June 30, 2010 and 2009.

Interest Income. We had no interest income for the three months ended June 30, 2010 and 2009.

Interest Expense. Interest expense for the three months ended June 30, 2010 and 2009 was $14,149.

Net Loss. Net Loss for the three months ended June 30, 2010 was $23,741 compared to $27,803 for the three months ended June 30, 2009.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,640,558 since inception. We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated stockholders’ deficit of $2,640,558 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings.

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

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional six month periods. Interest on each bridge loan for all extended six month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.  The Company has issued a cumulative total of 430,000 shares of restricted common stock as interest on these loans.

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

On July 2, 2010, the Company repaid the $1,200 owed to its President and Chief Executive Officer.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three Months Ended June 30,
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$(9,439)	258

Net Cash Provided by (Used in) Investing Activities	$0	0

Net Cash Provided by Financing Activities	$30,600	0

Net Increase (Decrease) in Cash	$21,161	258

Cash, Beginning of Period	$101	1,346

Cash, End of Period	$21,262	1,604

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

Stock-Based Compensation

We account for stock based compensation using the fair value method. In determining fair value for the options, the Company is utilizing the Black-Scholes model.

The Company currently has no options outstanding.

Net Loss per Common Share

The Company computes per share amounts in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per share”. ASC Topic 260 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any material misstatements to our 2007 through 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ZIPGLOBAL HOLDINGS, INC.

Dated: August 9, 2010	By:	/s/ MICHAEL C. LEE
Michael C. Lee
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)