Form 10-Q
period 2010-09-30
ZipGlobal Holdings, Inc.
filed 2010-11-12
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 12, 2010, there were 22,118,298  shares of common stock, par value $0.0001 per share, issued and outstanding and no shares of preferred stock, par value $0.0001, issued and outstanding.

PART I

Item 1.  Financial Statements.

ZIPGLOBAL HOLDINGS, INC.

BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,834	$101
Total Current Assets	2,834	101

Total Assets	$2,834	$101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$119,196	$113,641
Bridge loans	155,000	155,000
Amount due from officer	-	600
Total Current Liabilities	274,196	269,241

Total Liabilities	274,196	269,241

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 22,105,798 and 21,428,298 issued and outstanding at September 30 and March 31, 2010, respectively	2,209	2,142
Additional paid-in capital	2,381,256	2,345,535
Subscription receivable	(1,500)	-
Accumulated deficit	(2,653,327)	(2,616,817)
Total Stockholders’ Deficit	(271,362)	(269,140)

Total Liabilities and Stockholders’ Deficit	$2,834	$101

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET SALES	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-		-
General and administrative	22,630	481,138	32,222	494,792
Total Costs and Expenses	22,630	481,138	32,222	494,792

NET OPERATING LOSS	(22,630)	(481,138)	(32,222)	(494,792)

OTHER INCOME (EXPENSE)
Other income	-	14,014	-	14,014
Interest expense	9,861	(17,096)	(4,288)	(31,245)
Total Other Expense	9,861	(3,082)	(4,288)	(17,231)

LOSS BEFORE TAXES	(12,769)	(484,220)	(36,510)	(512,023)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(12,769)	$(484,220)	$(36,510)	$(512,023)

PER COMMON SHARE AMOUNTS (Basic and diluted)	$(0.00)	$(0.02)	$(0.00)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	21,792,199	20,852,563	21,659,067	20,050,479

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,510)	$(512,023)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	-	465,149
Shares issued as interest on bridge loans	4,288	31,245
Changes in operating assets and liabilities:
Accrued expenses	5,555	16,805
Net cash provided by (used in) operating activities	(26,667)	1,176

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	600	-
Repayment of officer loan	(1,200)	-
Proceeds from issuance of common stock	30,000	11,500
Net cash provided by financing activities	29,400	11,500

NET INCREASE IN CASH	2,733	12,676

CASH, BEGINNING OF PERIOD	101	1,346

CASH, END OF PERIOD	$2,834	$14,022

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

 (Unaudited)

	For the Six Months Ended September 30,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Issuance of stock for interest on bridge loans	$4,288	$31,245
Conversion of option for and issuance of stock	1,500	-

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. annual report on Form 10K for the year ended March 31, 2010.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $2,653,327 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to curtail or cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional six month periods. Interest on each bridge loan for all extended six month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.   The Company has issued a cumulative total of 452,500 shares of restricted common stock as interest on these loans.

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

During the three months ended June 30, 2010, the Company repaid the $1,200 due the President and Chief Executive Officer.

NOTE E – STOCKHOLDERS’ DEFICIT

In June of 2010, the Company renewed $110,000 in bridge loans and issued 55,000 shares of common stock as interest.

On June 9, 2010, the Company issued 300,000 shares at $0.10 in a private placement with an accredited investor and   received proceeds of $30,000.

In August of 2010, the Company renewed $45,000 in bridge loans and issued 22,500 shares of common stock as interest.

On September 30, 2010, the Company issued 300,000 shares of common stock upon the exercise of a stock option.

NOTE F – STOCK OPTION

On September 29, 2010, the Company entered into a one year consulting agreement with an individual to provide business development and other advisory services.  As compensation, the Company issued an option to purchase 300,000 shares of common stock at $0.005.  On September 30, 2010, the consultant exercised the option and the Company issued 300,000 shares of common stock.  The exercise proceeds of $1,500 were received by the Company in October 2010.

Due to the immediate exercise of the option, the Company valued the option as the intrinsic value of $0.045 per share, or $13,500, which approximates the value computed under the Black-Scholes option pricing model.

The following summarizes the stock option activity for the three months ended September 30, 2010:

ZIPGLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE F – STOCK OPTION (Continued)

	Shares	Weighted Average Exercise Price
Balance, July 1, 2010	-

Granted	300,000	$0.005
Exercised	(300,000)	$0.005
Cancelled/ forfeited
Balance, September 30, 2010	-

Exercisable, September 30, 2010	-

NOTE G – AGREEMENT WITH BUSINESS GROWTH, LLC

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

There was no cost to acquire this Letter of Authorization agreement. There is an 8% gross sales royalty for all ZipGlobal Green Lighting company sales, that is payable to Business Growth, LLC. The initial term of this Letter of Authorization is for 5 years

NOTE H – SUBSEQUENT EVENTS

In October of 2010, the Company renewed $25,000 in bridge loans with the spouse of the President and CEO of the Company and issued 12,500 shares of common stock as interest.

In October of 2010, the Company received the $1,500 in subscription proceeds on the option exercise.

In November, 2010, the Company borrowed $700 from the President and Chief Executive Officer. The borrowing is non-interest bearing and has no repayment terms.

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

Plan of Operation

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,653,327 since inception. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has realized limited revenues after deciding to end its VoIP business, and its plan of operation for the next twelve months is to grow its business through marketing and selling ILCED lighting products through the Company’s subsidiary, ZipGlobal Green Lighting Company.  The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company grows its business or consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Consulting Agreement

On September 29, 2010, the Company entered into a one year consulting agreement with an individual to provide business development and other advisory services.  As compensation, the Company issued an option to purchase 300,000 shares of common stock at $0.005.  On September 30, 2010, the consultant exercised the option and the Company issued 300,000 shares of common stock.  The exercise proceeds of $1,500 were received by the Company in October 2010.

Results of Operations

Cash. At September 30, 2010 and March 31, 2010, we had cash of $2,834 and $101, respectively, on hand.

Total Assets. At September 30, 2010 and March 31, 2010, we had $2,834 and $101, respectively, in Total Assets.

Total Liabilities. At September 30, 2010, we had $274,196 in Total Liabilities, as compared to $269,241 at March 31, 2010.  Total Liabilities consist of Accrued Expenses, Bridge Loans and Amounts due to our President and Chief Executive Officer. At September 30, 2010, we had Accrued Expenses of $119,196 as compared to $113,641 at March 31, 2010. At September 30, 2010 and March 31, 2010, we had $155,000 in bridge loans.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenues.  For the three months ended September 30, 2010 and 2009, we had no revenues.

Cost of Sales.  For the three months ended September 30, 2010 and 2009, we had no costs of sales.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses decreased to $22,630 for three months ended September 30, 20010 from $481,138 for the three months ended September 30, 2009.  The decrease related to a decrease in stock based compensation of $465,149 for shares issued for compensation and services in 2009.

Other Income. Other income was $0 for the three months ended September 30, 2010 as compared to $14,014 for the three months ended September 30, 2009.

Interest Expense. Interest expense for the three months ended September 30, 2010 was $9,861, as compared to $(17,096).

Net Loss. Net Loss for the three months September 30, 2010 was $(12,769) as compared to $(484,220) for the three months ended September 30, 2009.

Six Months Ended September 30, 2010 compared to Six Months Ended September 30, 2009

Revenues.  For the six months ended September 30, 2010 and 2009, we had no revenues.

Cost of Sales.  For the six months ended September 30, 2010 and 2009, we had no costs of sales.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses decreased to $32,222 for six months ended September 30, 2010 from $494,792 for the six months ended September 30, 2009.  The decrease related to a decrease in stock based compensation of $465,149 for shares issued for compensation and services in 2009.

Other Income. Other income was $0 for the six months ended September 30, 2010 as compared to $14,014 for the six months ended September 30, 2009.

Interest Expense. Interest expense for the six months ended September 30, 2010 was $(4,288) as compared to $(31,245) for the six months ended September 30, 2009.

Net Loss. Net Loss for the six months September 30, 2010 was $(36,510) compared to $(512,023) for the six months ended September 30, 2009.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,653,327 since inception. We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated stockholders’ deficit of $2,653,327 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings.

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

In August of 2010, the Company renewed $45,000 in bridge loans and issued 22,500 shares of common stock as interest.

On September 29, 2010, the Company entered into a one year consulting agreement with an individual to provide business development and other advisory services.  As compensation, the Company issued an option to purchase 300,000 shares of common stock at $0.005.  On September 30, 2010, the consultant exercised the option and the Company issued 300,000 shares of common stock.  The exercise proceeds of $1,500 were received by the Company in October 2010.

On September 30, 2010, the Company issued 300,000 shares of common stock upon the exercise of a stock option.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended September 30,
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$(26,667)	1,176

Net Cash Provided by (Used in) Investing Activities	$0	0

Net Cash Provided by Financing Activities	$29,400	11,500

Net Increase (Decrease) in Cash	$2,733	12,676

Cash, Beginning of Period	$101	1,346

Cash, End of Period	$2,834	14,022

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

Foreign Currency Translation

The Company and its former subsidiary, Beasley have considered the U.S. Dollar to be its functional currency. Max International Investment Limited and Zippay Technology Limited, subsidiaries of Beasley, have functional currencies other than the U.S. Dollar. As such, assets and liabilities were translated into U.S. Dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive loss, a separate component of stockholder’s equity.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In August of 2010, the Company renewed $45,000 in bridge loans and issued 22,500 shares of common stock as interest. The Company issued these shares pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that it was not a public offering of securities and the shares were issued to existing stockholders/debt holders of the Company.

On September 30, 2010, the Company issued 300,000 shares of common stock upon the exercise of a stock option. The Company issued these shares pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that it was not a public offering of securities and the shares were issued to a consultant of the Company.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

Subsequent Events

In October of 2010, the Company renewed $25,000 in bridge loans with the spouse of the President and CEO of the Company and issued 12,500 shares of common stock as interest.

On September 29, 2010, the Company entered into a one year consulting agreement with an individual to provide business development and other advisory services.  As compensation, the Company issued an option to purchase 300,000 shares of common stock at $0.005.  On September 30, 2010, the consultant exercised the option and the Company issued 300,000 shares of common stock.  The exercise proceeds of $1,500 were received by the Company in October, 2010.

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

ZIPGLOBAL HOLDINGS, INC.

Dated: November 12, 2010	By:	/s/ MICHAEL C. LEE
Michael C. Lee
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)