Form 10-Q
period 2010-12-31
ZipGlobal Holdings, Inc.
filed 2011-02-02
CIK 1364436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 2, 2011, there were 22,319,098  shares of common stock, par value $0.0001 per share, issued and outstanding and no shares of preferred stock, par value $0.0001, issued and outstanding.

PART I

Item 1.  Financial Statements.

ZIPGLOBAL HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$42,062	$101
Total Current Assets	42,062	101

Total Assets	$42,062	$101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$125,599	$113,641
Bridge loans	155,000	155,000
Amount due from officer	-	600
Total Current Liabilities	280,599	269,241

Total Liabilities	280,599	269,241

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock par value $0.0001 per share, authorized 100,000,000 shares, 22,279,098, and 21,428,298 issued and outstanding at December 31 and March 31, 2010, respectively	2,225	2,142
Additional paid-in capital	2,466,264	2,345,535
Accumulated deficit	(2,707,026)	(2,616,817)
Total Stockholders’ Deficit	(238,537)	(269,140)

Total Liabilities and Stockholders’ Deficit	$42,062	$101

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

NET SALES	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of goods sold	-	-	-	-
General and administrative	45,825	22,523	78,047	517,315
Total Costs and Expenses	45,825	22,523	78,047	517,315

NET OPERATING LOSS	(45,825)	(22,523)	(78,047)	(517,315)

OTHER INCOME (EXPENSE)
Other income	-	-	-	14,014
Interest expense	(7,874)	(9,492)	(12,162)	(40,737)
Total Other Expense	(7,874)	(9,492)	(12,162)	(26,723)

LOSS BEFORE TAXES	(53,699)	(32,015)	(90,209)	(544,038)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(53,699)	$(32,015)	(90,209)	$(544,038)

PER COMMON SHARE AMOUNTS
(Basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,172,545	21,375,908	21,831,232	20,495,422

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,209)	$(544,038)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	3,375	466,824
Shares issued as interest on bridge loans	12,162	40,737
Changes in operating assets and liabilities:
Accrued expenses	11,958	25,208
Net cash provided by (used in) operating activities	(62,714)	(11,269)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	1,300	-
Repayment of officer loan	(1,900)	-
Proceeds from issuance of common stock	105,275	11,500
Net cash provided by financing activities	104,675	11,500

NET INCREASE IN CASH	41,961	231

CASH, BEGINNING OF PERIOD	101	1,346

CASH, END OF PERIOD	$42,062	$1,577

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Nine Months Ended December 31,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for taxes	-	-
Cash paid for interest	-	-

Issuance of stock for interest on bridge loans	$12,162	$51,750
Conversion of option for and issuance of stock	1,500	-

See accompanying notes to financial statements.

ZIPGLOBAL HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the ZipGlobal Holdings Inc. annual report on Form 10K for the year ended March 31, 2010.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred net operating losses of $2,707,026 since inception.  Management’s plans include merging with or acquiring the assets of private operating companies.  Failure to merge with or acquire the assets of private operating companies could result in the Company having to cease operations.  Additionally, even if the Company does merge with or acquire the assets of private operating companies, there can be no assurances that it will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional six month periods. Interest on each bridge loan for all extended six month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.   The Company has issued a cumulative total of 507,500 shares of restricted common stock as interest on these loans.

ZIPGLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE C- BRIDGE LOANS (CONTINUED)

The weighted averaged borrowing and interest rates of these bridge loans were $155,000 and 29%, respectively, for the nine months ended December 31, 2010.

Of the bridge loans, $45,000 is with the spouse of the President and CEO of the Company.

NOTE D- OFFICER LOAN

During the year ended March 31, 2010, the Company borrowed $600 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

During the nine months ended December 31, 2010, the Company borrowed an additional $1,300 from the President and Chief Executive Officer.  The borrowing is non-interest bearing and has no repayment terms.

During the nine months ended December 31, 2010, the Company repaid the $1,900 due the President and Chief Executive Officer.

NOTE E – STOCKHOLDERS’ DEFICIT

During the nine months ended December 31, 2010, the Company renewed $265,000 in bridge loans and issued 132,500 shares of common stock as interest.

On June 9, 2010, the Company issued 300,000 shares at $0.10 in a private placement with an accredited investor and received proceeds of $30,000.

On September 30, 2010, the Company issued 300,000 shares of common stock upon the exercise of a stock option.

On November 15, 2010, the Company issued 65,000 shares at $.52 in a private placement with an accredited investor and   received proceeds of $33,800.

On December 1, 2010, the Company issued 53,300 shares at $.75 in a private placement with an accredited investor and   received proceeds of $39,975.

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

Due to the immediate exercise of the option, the Company valued the option at the intrinsic value of $0.045 per share, or $13,500, which approximates the value computed under the Black-Scholes option pricing model.

ZIPGLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE F – STOCK OPTION (Continued)

The following summarizes the stock option activity for the nine months ended December 31, 2010:

	Shares	Weighted Average Exercise Price
Balance, April 1, 2010	-

Granted	300,000	$0.005
Exercised	(300,000)	$0.005
Cancelled/ forfeited
Balance, December 31, 2010	-

Exercisable, December 31, 2010	-

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

There was no cost to acquire this Letter of Authorization agreement. There is an 8% gross sales royalty for all ZipGlobal Green Lighting company sales, that is payable to Business Growth, LLC. The initial term of this Letter of Authorization is for 5 years

NOTE H – SUBSEQUENT EVENT

In January of 2011, the Company issued 40,000 shares and received $40,000 in a private placement with an accredited investor.

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

Plan of Operation

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,707,026 since inception. Management’s plans include generating revenue through its business and developing new markets for its product. Failure to generate adequate sales revenues with adequate margins could result in the Company having to curtail or cease operations. Additionally, even if the Company does generate adequate revenues, there can be no assurances that such revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Cash. At December 31, 2010 and March 31, 2010, we had cash of $42,062 and $101, respectively, on hand.

Total Assets. At December 31, 2010 and March 31, 2010, we had $42,062 and $101, respectively, in Total Assets.

Total Liabilities. At December 31, 2010, we had $280,599 in Total Liabilities, as compared to $269,241 at March 31, 2010.  Total Liabilities consist of Accrued Expenses, Bridge Loans and Amounts due to our President and Chief Executive Officer. At December 31, 2010, we had Accrued Expenses of $125,599 as compared to $113,641 at March 31, 2010. At December 31, 2010 and March 31, 2010, we had $155,000 in bridge loans.  At December 31, 2010, we had $0 due to our President and Chief Executive Officer, as compared to $600 at March 31, 2010

Three Months Ended December 31, 2010 compared to Three Months Ended December 31, 2009

Revenues.  For the three months ended December 31, 2010 and 2009, our revenues were $0.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses increased to $45,825 for three months ended December 31, 2010 from $22,523 for the three months ended December 31, 2009.  The increase was primarily due to payments pursuant to a consulting agreement with a non-affiliated third party.

Other Income. Other income was $0 for the three months ended December 31, 2010 and December 31, 2009.

Interest Expense. Interest expense for the three months ended December 31, 2010 was $(7,874), as compared to $(9,492) for the three months ended December 31, 2009. This decrease was due to different stock prices at the time when the interest was paid.

Net Loss. Net Loss for the three months December 31, 2010 was $(53,699) as compared to $(32,015) for the three months ended December 31, 2009.  This increase was due to an increase in General and Administrative costs and expenses.

Nine Months Ended December 31, 2010 compared to Nine Months Ended December 31, 2009

Revenues.  For the nine months ended December 31, 2010 and 2009, our revenues were $0.

General and Administrative Expenses. Our general and administrative expenses consist of related overhead costs for sales, marketing, customer support, finance, human resources and management. Our general and administrative expenses decreased to $78,047 for the nine months ended December 31, 2010 from $517,315 for the nine months ended December 31, 2009.  This decrease was due to a decrease in stock based compensation for the nine months ending December 31, 2010 versus the nine months ending December 31, 2009.   Stock based compensation decreased from $466,824 for the nine months ended December 31, 2009 to $3,375 for the nine months ended December 31, 2010.

Other Income. Other income was $0 or the nine months ended December 31, 2010 as compared to $14,014 for the nine months ended December 31, 2009. This decrease was due to no revenue in 2010 versus collection of aged receivables that were previously written off in 2009.

Interest Expense. Interest expense for the nine months ended December 31, 2010 was $(12,162) as compared to $(40,737) for the nine months ended December 31, 2009.  The decrease was due to different stock prices at the time when the interest was paid.

Net Loss. Net Loss for the nine months ended December 31, 2010 was $(90,209) compared to $(544,038) for the nine months ended December 31, 2009 .  This decrease was due to a decrease in stock based compensation for the nine months ending December 31, 2010 versus the nine months ending December 31, 2009.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $2,707,026 since inception. We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations and had an accumulated deficit of $2,707,026 causing our independent auditors to issue a “going concern” opinion. Our primary sources of funds have been loans from officers and from the sale of common stock in a series of private placement offerings.

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

Beginning immediately after the one year anniversary of each individual bridge loan, the Company has been extending each bridge loan for additional nine month periods. Interest on each bridge loan for all extended nine month periods has remained the same and has consisted of one restricted share of the Company’s stock for each $2 borrowed. As of the date of this filing, all individual bridge loans remain in effect. The Company has been issuing interest shares accordingly. The Company issued these shares under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that the issuance did not involve a public offering of securities.  The Company has issued a cumulative total of 375,000 shares of restricted common stock as interest on these loans.

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

In June 2010, the Company renewed $110,000 in bridge loans and issued 55,000 shares of common stock as interest.

In August 2010, the Company renewed $45,000 in bridge loans and issued 22,500 shares of common stock as interest.

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

On November 15, 2010, the Company issued 65,000 shares at $.52 in a private placement with an accredited investor and   received proceeds of $33,800.

On December 1, 2010, the Company issued 53,300 shares at $.75 in a private placement with an accredited investor and   received proceeds of $39,975. The shares were issued to an exemption from the registration requirements of the Securities Act afforded the Company under Section 4(2) of the Securities Act due to the fact the issuance was to one accredited investor and therefore, the issuance did not involve a public offering of securities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended December 31,
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$(62,714)	$(11,269)

Net Cash Provided by (Used in) Investing Activities	$0	$0

Net Cash Provided by Financing Activities	$104,,675	$11,500

Net Increase (Decrease) in Cash	$41,961	$231

Cash, Beginning of Period	$101	$1,346

Cash, End of Period	$42,062	$1,577

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On November 15, 2010, the Company sold 65,000 shares of Common Stock at $0.52 in a private placement with an accredited investor and received proceeds of $33,800. The shares were issued pursuant to an exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded the Company under Section 4(2) of the Securities Act due to the fact the issuance was to one accredited investor and therefore, the issuance did not involve a public offering of securities.

On December 1, 2010, the Company sold 53,300 shares of Common Stock at $0.75 in a private placement with an accredited investor and   received proceeds of $39,975. The shares were issued to an exemption from the registration requirements of the Securities Act afforded the Company under Section 4(2) of the Securities Act due to the fact the issuance was to one accredited investor and therefore, the issuance did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. [Removed and Reserved by the Securities and Exchange Commission]

Item 5. Other Information.

Subsequent Event

In January 2011, the Company issued 400,000 shares of common stock a private placement with an accredited investor and   received proceeds of $40,000. The shares were issued to an exemption from the registration requirements of the Securities Act afforded the Company under Section 4(2) of the Securities Act due to the fact the issuance was to one accredited investor and therefore, the issuance did not involve a public offering of securities.

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

ZIPGLOBAL HOLDINGS, INC.

Dated: February 2, 2011	By:	/s/ MICHAEL C. LEE
Michael C. Lee
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)